Form 10-Q
period 1995-09-30
MICROGRAFX INC
filed 1995-11-14
CIK 756497

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ----------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1995          COMMISSION FILE NUMBER 0-18708



                                MICROGRAFX, INC.
             (Exact name of registrant as specified in its charter)



               TEXAS                                             75-1952080
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                            Identification No.)


            1303 ARAPAHO                                            75081
         RICHARDSON, TEXAS                                        (Zip Code)
(Address of principal executive offices)

                                 (214) 234-1769
                        (Registrant's telephone number)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No     .
                                                ---          ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
         Class                                      November 6, 1995
         -----                                      ----------------
         Common Stock                                   8,905,301


================================================================================

                               MICROGRAFX, INC.


                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                                   Page No.
                                                                                   --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets -                               3
                 September 30, 1995 and June 30, 1995

                 Condensed Consolidated Statements of Income                           4
                 for the Three Months Ended September 30, 1995 and 1994

                 Condensed Consolidated Statements of Cash Flows                       5
                 for the Three Months Ended September 30, 1995 and 1994

                 Notes to Condensed Consolidated Financial Statements                  6

Item 2.          Management's Discussion and Analysis of Financial                     8
                 Condition and Results of Operations

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                     11

                 SIGNATURES                                                           12

                               MICROGRAFX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (unaudited, in thousands, except per share data)

                                                                    SEPTEMBER 30, 1995      JUNE 30, 1995
                                                                    ------------------      -------------
                                                ASSETS
Current assets:
   Cash and cash equivalents                                            $ 9,719              $11,180
   Short-term investments                                                 5,193                5,312
   Accounts receivable, less allowances
         of $2,261 and $1,928                                             9,379                8,786
   Inventories                                                            1,089                1,204
   Other current assets                                                   2,107                1,803
                                                                        -------              -------
       Total current assets                                              27,487               28,285

Property and equipment, net                                               4,088                4,374
Capitalized software development costs, net                               3,462                3,453
Acquired product rights, net                                              1,734                1,302
Other assets                                                                246                  604
                                                                        -------              -------
       Total assets                                                     $37,017              $38,018
                                                                        =======              =======
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $ 4,414              $ 5,485
   Accrued compensation and benefits                                      1,268                1,356
   Accrued liabilities and other                                          3,450                3,311
   Income taxes payable                                                     417                  710
                                                                        -------              -------
       Total current liabilities                                          9,549               10,862

Long-term debt                                                                -
Noncurrent deferred income taxes and other                                1,010                  903

Shareholders' equity:
   Preferred stock, voting, $.10 par value,
      10,000 shares authorized, none
      issued and outstanding                                                  -                    -
   Common stock, $.01 par value,
      20,000 shares authorized; 9,374 and 9,338 shares
      issued; 8,832 and 8,836 shares outstanding                             94                   93
   Additional capital                                                    21,602               21,334
   Retained earnings                                                      7,712                7,272
   Cumulative translation adjustment                                       (350)                (279)
   Less - treasury stock (542 and 502 shares), at cost                   (2,600)              (2,167)
                                                                        -------              -------
       Total shareholders' equity                                        26,458               26,253
                                                                        -------              -------

      Total liabilities and shareholders' equity                        $37,017              $38,018
                                                                        =======              =======


                            See accompanying notes.

                               MICROGRAFX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited, in thousands, except per share amounts)

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                             1995               1994
                                                       ---------------      -------------
Net revenues                                           $        15,050      $      14,211
Cost of revenues                                                 3,584              3,690
                                                       ---------------      -------------

     Gross profit                                               11,466             10,521

Operating expenses:
   Sales and marketing                                           7,407              7,621
   General and administrative                                    1,830              1,861
   Research and development                                      1,377              1,022
                                                       ---------------      -------------
     Total operating expenses                                   10,614             10,504

                                                       ---------------      -------------
Income from operations                                             852                 17

Interest income, net                                              (180)              (151)
Other expense, net                                                 404                 13
                                                       ---------------      -------------
     Total non operating (income) expense                          224               (138)
                                                       ---------------      -------------
Income before income taxes                                         628                155

Income taxes                                                       188                 53

Net income                                             $           440      $         102
                                                       ---------------      -------------
Income per share                                       $          0.05      $        0.01
                                                       ===============      =============
Shares used in computing
income per share                                                 9,109              8,778
                                                       ===============      =============



                            See accompanying notes.

                               MICROGRAFX, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                             1995                 1994
                                                                          ----------           -----------

Cash flows from operating activities:
Net income                                                                $      440           $       102
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                               1,835                 2,057
   Deferred income taxes and other                                               108                  (113)
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                (593)                  383
      Decrease in inventories                                                    115                   246
      Increase in other current assets                                          (304)                 (446)
      Decrease in payables and accruals                                       (1,314)               (2,375)
                                                                          ----------           -----------
         Total adjustments                                                      (153)                 (248)
                                                                          ----------           -----------
         Net cash provided by (used in) operating activities                     287                  (146)
                                                                          ----------           -----------
Cash flows from investing activities:
   Proceeds from short-term investments, net                                     119                 2,356
   Capitalization of software development costs and
      purchases of acquired product rights                                    (1,578)               (1,253)
   Purchases of property and equipment                                          (412)                 (526)
   Other                                                                         287                   105
                                                                          ----------           -----------
         Net cash provided by (used in) investing activities                  (1,584)                  682
                                                                          ----------           -----------
Cash flows from financing activities:
   Payments of notes payable, net                                                  -                  (349)
   Proceeds from employee stock programs                                         226                     -
   Tax benefits realized from stock transactions                                  42                     -
   Purchases of treasury stock and other                                        (432)                 (537)
                                                                          ----------           -----------
         Net cash used in financing activities                                  (164)                 (886)
                                                                          ----------           -----------
Net decrease in cash and cash equivalents                                     (1,461)                 (350)
Cash and cash equivalents, beginning of period                                11,180                10,802
                                                                          ----------           -----------
Cash and cash equivalents, end of period                                  $    9,719           $    10,452
                                                                          ==========           ===========
Supplemental disclosures of cash flow information:
   Cash paid for --
      Interest                                                            $        5           $        17
      Income taxes                                                                 1                     4





                            See accompanying notes.

                                MICROGRAFX, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, which are normal and recurring in nature, necessary to present fairly, in all material respects, the financial position of Micrografx, Inc. ("Micrografx" or "the Company") as of September 30, 1995 and June 30, 1995, and the results of its operations and its cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform with current year presentation. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1995, included in the 1995 Annual Report to Shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of results to be expected for the year ending June 30, 1996.


2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                            September 30, 1995          June 30, 1995
                                                            ------------------          -------------
                                      Raw materials             $    733                  $     749
                                      Finished goods                 356                        455
                                                                --------                  ---------
                                                                $  1,089                  $   1,204
                                                                ========                  =========



3.  COMMITMENTS AND CONTINGENCIES

    Forward Contracts

    The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations that are denominated in currencies other than the U.S. dollar. The Company revalues foreign exchange contracts at each balance sheet date, which approximates fair value, and records the exchange differences as an unrealized gain or loss. This gain or loss is included in other (income) expenses, net. As of September 30, 1995, there were no hedge contracts outstanding.


4.  COMMON STOCK REPURCHASE

    On May 10, 1994, the board of directors authorized the purchase of up to one million shares of Micrografx common stock on the open market over a five year period as market conditions warrant. The purpose of the program is to fund existing employee stock benefit programs and will be funded by normal working capital. During the quarter ended September 30, 1995, the company purchased approximately 40,000 shares at an average price of $10.83. As of September 30, 1995, the Company had repurchased approximately 275,000 shares at an average price of $6.81 per share under the repurchase program.

                                MICROGRAFX, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  INCOME PER SHARE

    Income per share for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.


                                                                                    (in thousands)
                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                  1995           1994
                                                                                 -------        -------
                                      Weighted average common stock
                                          outstanding during the period            8,872          8,758
                                      Common stock equivalents of employee
                                          stock programs                             237             20
                                                                                  ------         ------
                                      Shares used in primary income per
                                          share calculation                        9,109          8,778
                                                                                  ======         ======


    Fully diluted income per share was not materially different from primary income per share for all periods presented.

                                MICROGRAFX, INC.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended September 30, 1995, the Company reported net revenues of $15.1 million and net income of $0.4 million, or $0.05 per share, compared to net income of $0.1 million, or $0.01 per share on net revenues of $14.2 million, for the quarter ended September 30, 1994.

Revenues for the quarter ended September 30, 1995 included revenues from two new products, the ABC Graphics Suite(TM) and Hallmark Connections(TM) Card Studio(TM). The ABC Graphics Suite is a comprehensive offering of all of the Company's major business applications in a single, integrated package for Windows 95. The suite includes Micrografx Designer(TM) 6.0, Picture Publisher(R) 6.0, ABC FlowCharter(R) 6.0, ABC Media Manager(TM), and Instant 3D, a product licensed from a third party.

Hallmark Connections Card Studio features more than 200 pieces of original artwork and more than 1,000 messages from Hallmark Cards, allowing users to select and personalize pre-designed cards, signs, certificates and announcements

Revenues by customer category for the three months ended September 30, 1995 and 1994 are shown below (in thousands). The Business category includes the ABC Graphics Suite, Micrografx Designer, Picture Publisher, Designer Power Pack, ABC FlowCharter, ABC ToolKit(TM) and ABC SnapGraphics(TM). The Consumer category includes Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Hallmark Connections Card Studio and Windows Draw(R). Legacy and Other products include Micrografx Charisma(TM), PhotoMagic(R), Windows OrgChart, Graphics Works(R) and revenues from clipart libraries and support services.

                                                                     Three Months Ended
                                                                        September 30,
                                                                     1995           1994
                                                                 -----------     ----------
                                      Business                        12,134         11,895
                                      Consumer                         2,604          1,842
                                      Legacy                             312            474
                                                                 -----------     ----------
                                      Total                      $    15,050     $   14,211
                                                                 ===========     ==========

                                MICROGRAFX, INC.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Revenues by geographical region for the three months ended September 30, 1995 and 1994 were as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                                    1995        1994
                                                                   ------      ------
                                      Americas                       45%         45%
                                      Europe                         36%         40%
                                      Pacific Rim                    19%         15%
                                                                 -------      ------
                                      Total                         100%        100%
                                                                 =======      ======

Cost of revenues for the three month period ended September 30, 1995 was $3.6 million, or 24.0% of net revenues, compared to $3.7 million, or 26% of net revenues, for the three month period ended September 30, 1994. The improvement in cost of revenues as a percentage of revenue is primarily attributed to a lower cost product mix and lower amortization of capitalized software development costs and acquired product rights.

Sales and marketing expenses for the three months ended September 30, 1995 were $7.4 million, or 49% of revenues, compared to $7.6 million, or 54% of revenues, for the same period in the previous year, a decrease of $0.2 million, or 3%. The improvement as a percentage of revenue is primarily due to improved effectiveness of Company s marketing expenditures.

General and administrative expenses were $1.8 million, or 12% of net revenues, for the three months ended September 30, 1995, compared to $1.9 million, or 13% of net revenues, for the three months ended September 30, 1994.

Research and development expenses for the three months ended September 30, 1995 were $1.4 million, or 9% of net revenues, compared to $1.0 million, or 7% of net revenues, for the quarter ended September 30, 1994. Gross research and development spending increased from $1.8 million for the quarter ended September 30, 1994, to $2.3 million for the quarter ended September 30, 1995, primarily due to increased activity related to newly released products and products released subsequent to September 30, 1995.

The Company reported non operating expense of $0.2 million for the three months ended September 30, 1995 due to exchange losses of $0.4 million, offset by interest income of $0.2 million. Non operating income was $0.1 million for the three months ended September 30, 1994.

                                MICROGRAFX, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company's product offerings in fiscal 1995 included Crayola Amazing Art Adventure and Crayola Art Studio, which embody copyrights, trademarks, trade names and other proprietary designs and characters that are the property (the "Licensed Intellectual Property") of Binney & Smith Properties, Inc. (the "Licensor") pursuant to a license agreement between the Company and the Licensor (the "License Agreement"). Subsequent to the end of the first quarter of fiscal 1996, the Company introduced Crayola Art Studio(TM) 2 using the Licensed Intellectual Property pursuant to the License Agreement. For fiscal 1995 and the three months ended September 30, 1995, the Company generated $3.4 million and $.8 million, respectively, of net revenues from the sale of products using the Licensed Intellectual Property. The License Agreement expires on December 31, 1995, and unless the Company is able to obtain an extension of the term of the License Agreement, the Company will be required to cease using the Licensed Intellectual Property in connection with these products by March 31, 1996. While management is pursuing an extension of the term of the License Agreement, there can be no assurance that such an extension will be obtained. If an extension is not obtained, the Company will consider marketing these products employing other copyrights, trademarks and trade names and other proprietary designs and characters, which could include intellectual property developed by the Company or intellectual property licensed from third parties, although no license agreements with any other third parties are currently in place.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's principal sources of liquidity consisted of cash and cash equivalents of $9.7 million, short-term investments of $5.2 million, and a $6.0 million line of credit. No borrowings were outstanding under the line of credit as of September 30, 1995.

For the three months ended September 30, 1995, cash used in investing and financing activities exceeded cash provided by operating activities, resulting in a decrease of $1.5 million in cash and cash equivalents. Operating activities provided $0.3 million in cash during the three months ended September 30, 1995. Investing activities used $1.6 million in cash during the three months ended September 30, 1995 primarily due to capitalized software development costs and purchases of acquired product rights of $1.6 million. Financing activities used $0.2 million in cash during the three months ended September 30, 1995 and included $0.4 million of purchases of the Company's common stock.

The Company believes that cash flow from operations, existing cash, and existing and future borrowing arrangements will be sufficient to meet the Company's capital expenditures, debt repayments, and any other working capital requirements in the short term (the next 12 months). The Company believes that thereafter its liquidity requirements will be met with cash flow from operations and existing cash and short-term investment balances.

                                MICROGRAFX, INC.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K - none.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MICROGRAFX, INC.



Date:    November 10, 1995                      By /s/  J. Paul Grayson
                                                   ----------------------------
                                                J. Paul Grayson
                                                Chairman of the Board of
                                                Directors and Chief
                                                Executive Officer




Date:    November 10, 1995                      By /s/  Gregory A. Peters
                                                   ----------------------------
                                                Gregory A. Peters
                                                Chief Financial Officer
                                                and Treasurer

                                 EXHIBIT INDEX



 EXHIBIT
 NUMBER              DESCRIPTION
 ------              -----------
 27               Financial Data Schedule