Form 10-Q
period 1995-12-31
MICROGRAFX INC
filed 1996-02-13
CIK 756497

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------

                                  FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 1995           COMMISSION FILE NUMBER 0-18708


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
                                               -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
    Class                                                  February 6, 1996
    -----                                                  ----------------
    Common Stock                                               8,953,751

================================================================================

                                MICROGRAFX, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1995

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets -                             3
                 December 31, 1995 and June 30, 1995

                 Condensed Consolidated Statements of Income for the                 4
                 Three and Six Months Ended December 31, 1995 and 1994

                 Condensed Consolidated Statements of Cash Flows for the             5
                 Three and Six Months Ended December 31, 1995 and 1994

                 Notes to Condensed Consolidated Financial Statements                6

Item 2.          Management's Discussion and Analysis of Financial                   8
                 Condition and Results of Operations

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders                 12

Item 6.          Exhibits and Reports on Form 8-K                                    12

                 SIGNATURES                                                          13

                                MICROGRAFX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                      DECEMBER 31, 1995        JUNE 30, 1995
                                                                      -----------------        -------------
                                                                         (unaudited)
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                             $12,002                  $11,180
   Short-term investments                                                  5,314                    5,312
   Accounts receivable, less allowances of $3,525 and $1,928              11,025                    8,786
   Inventories                                                             1,400                    1,204
   Other current assets                                                    2,699                    1,803
                                                                         -------                  -------
      Total current assets                                                32,440                   28,285

Property and equipment, net                                                3,558                    4,374
Capitalized software development costs, net                                3,459                    3,453
Acquired product rights, net                                               1,787                    1,302
Other assets                                                                 234                      604
                                                                         -------                  -------
      Total assets                                                       $41,478                  $38,018
                                                                         =======                  =======

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $ 4,967                  $ 5,485
   Accrued compensation and benefits                                       1,298                    1,356
   Accrued liabilities and other                                           3,863                    3,311
   Income taxes payable                                                    1,730                      710
                                                                         -------                  -------
      Total current liabilities                                           11,858                   10,862

Noncurrent deferred income taxes and other                                   907                      903

Shareholders' equity:
   Preferred stock, voting, $.10 par value, 10,000 shares
      authorized, none issued and outstanding                                  -                        -
   Common stock, $.01 par value,
      20,000 shares authorized; 9,470 and 9,338 shares
      issued; 8,928 and 8,836 shares outstanding                              95                       93
   Additional capital                                                     22,131                   21,334
   Retained earnings                                                       9,732                    7,272
   Cumulative translation adjustment                                        (645)                    (279)
   Less - treasury stock (542 and 502 shares), at cost                    (2,600)                  (2,167)
                                                                         -------                  -------
      Total shareholders' equity                                          28,713                   26,253
                                                                         -------                  -------
      Total liabilities and shareholders' equity                         $41,478                  $38,018
                                                                         =======                  =======


                            See accompanying notes.

                                MICROGRAFX, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited, in thousands, except per share amounts)



                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                             DECEMBER 31,                             DECEMBER 31,

                                                        1995               1994                  1995             1994
                                                     ----------         ----------            ---------        -----------
Net revenues                                         $   20,341         $   17,157            $  35,391        $    31,368
Cost of revenues                                          4,672              4,157                8,256              7,847
                                                     ----------         ----------            ---------        -----------
     Gross profit                                        15,669             13,000               27,135             23,521

Operating expenses:
   Sales and marketing                                    9,157              8,960               16,564             16,581
   General and administrative                             1,859              1,822                3,689              3,683
   Research and development                               1,767              1,075                3,144              2,097
                                                     ----------         ----------            ---------        -----------
     Total operating expenses                            12,783             11,857               23,397             22,361

                                                     ----------         ----------            ---------        -----------
Income from operations                                    2,886              1,143                3,738              1,160

Interest income, net                                       (180)              (140)                (360)              (291)
Other expense, net                                          180                  9                  584                 22
                                                     ----------         ----------            ---------        -----------
     Total non operating (income) expense                     -               (131)                 224               (269)

                                                     ----------         ----------            ---------        -----------
Income before income taxes                                2,886              1,274                3,514              1,429

Income taxes                                                866                382                1,054                435

                                                     ----------         ----------            ---------        -----------
Net income                                           $    2,020         $      892            $   2,460        $       994
                                                     ==========         ==========            =========        ===========
Income per share                                     $     0.22         $     0.10            $    0.27        $      0.11
                                                     ==========         ==========            =========        ===========
Shares used in computing
income per share                                          9,203              8,763                9,162              8,771
                                                     ==========         ==========            =========        ===========




                            See accompanying notes.

                                MICROGRAFX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                             SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                            1995              1994
                                                                        -----------        ---------
Cash flows from operating activities:
Net income                                                              $     2,460       $      994
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                              4,114            4,018
   Deferred income taxes and other                                             (596)             599
   Changes in assets and liabilities:
      Increase in accounts receivable                                        (2,239)          (3,475)
      (Increase) decrease in inventories                                       (196)             659
      Increase (decrease) in payables, accruals and other                       701             (882)
                                                                        -----------        ---------
         Total adjustments                                                    1,784              919
                                                                        -----------        ---------
         Net cash provided by operating activities                            4,244            1,913
                                                                        -----------        ---------

Cash flows from investing activities:
   Purchases of (proceeds from) short-term investments, net                       2            2,482
   Capitalization of software development costs and
      purchases of acquired product rights                                   (3,048)          (2,320)
   Purchases of property and equipment                                         (745)            (789)
   Other                                                                          4               24
                                                                        -----------        ---------
         Net cash used in investing activities                               (3,787)            (603)
                                                                        -----------        ---------

Cash flows from financing activities:
   Payments of notes payable, net                                                 -             (691)
   Proceeds from employee stock programs                                        718              318
   Tax benefits realized from stock transactions                                 80                -
   Purchases of treasury stock and other                                       (433)            (529)
                                                                        -----------        ---------
         Net cash provided by financing activities                              365             (902)
                                                                        -----------        ---------

Net increase in cash and cash equivalents                                       822              408
Cash and cash equivalents, beginning of period                               11,180           10,802
                                                                        -----------        ---------
Cash and cash equivalents, end of period                                $    12,002       $   11,210
                                                                        ===========       ==========

Supplemental disclosures of cash flow information:
   Cash paid for --
      Interest                                                          $         6       $       27
      Income taxes                                                               75                3

                            See accompanying notes.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, which are normal and recurring in nature, necessary to present fairly, in all material respects, the financial position of Micrografx, Inc. ("Micrografx" or "the Company") as of December 31, 1995 and June 30, 1995, and the results of its operations and its cash flows for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1995, included in the 1995 Annual Report to Shareholders. The results of operations for the period ended December 31, 1995 are not necessarily indicative of results to be expected for the year ending
      June 30, 1996.


2.    INVENTORIES

      Inventories consist of the following (in thousands):

                                   December 31, 1995            June 30, 1995
                                   -----------------            -------------
             Raw materials            $     1,044                 $     749
             Finished goods                   356                       455
                                      -----------                 ---------
                                      $     1,400                 $   1,204
                                      ===========                 =========


3.    DEBT

      The Company's $6 million line of credit, which expired December 31, 1995, was renewed effective January 1, 1996. The renewed line of credit remains secured by certain receivables and fixed assets and contains financial covenants, including limitations on minimum tangible net worth, net liquid assets and quick ratio, as defined. The revolving line of credit is due on demand on January 5, 1997 and bears interest at the bank's prime rate (8.5% at December 31, 1995). At December 31, 1995 and June 30, 1995, no borrowings under the line of credit were outstanding.

4.    COMMITMENTS AND CONTINGENCIES

      Forward Contracts
      The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations that are denominated in currencies other than the U.S. dollar. The Company revalues foreign exchange contracts at each balance sheet date, which approximates fair value, and records the exchange differences as an unrealized gain or loss. This gain or loss is included in other (income) expenses, net. As of December 31, 1995, the Company had no forward exchange contracts outstanding.

                                MICROGRAFX, INC.

5.    COMMON STOCK REPURCHASE

      On May 10, 1994, the board of directors authorized the purchase of up to one million shares of Micrografx common stock on the open market over a five year period as market conditions warrant. The purpose of the program is to fund existing employee stock benefit programs and will be funded by normal working capital. No shares were purchased during the quarter ended December 31, 1995. As of December 31, 1995, the Company had repurchased approximately 275,000 shares at an average price of $6.81 per share under the repurchase program.

6.    INCOME PER SHARE

      Income per share (in thousands) for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.


                                          Three Months Ended         Six Months Ended
                                             December 31,              December 31,
                                           1995        1994         1995         1994
                                          -----       -----        -----        -----
 Weighted average common stock
       outstanding during the period      8,877       8,742        8,875        8,750
 Common stock equivalents of employee
       stock programs                       326          21          287           21
                                          -----       -----        -----        -----
 Shares used in primary income per
       share calculation                  9,203       8,763        9,162        8,771
                                          =====       =====        =====        =====


      Fully diluted income per share was not materially different from primary income per share for all periods presented.

                                MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended December 31, 1995, the Company reported net revenues of $20.3 million and net income of $2.0 million, or $0.22 per share, compared to net income of $0.9 million, or $0.10 per share, on net revenues of $17.2 million, for the three months ended December 31, 1994. The Company reported net revenues of $35.4 million and net income of $2.5 million, or $0.27 per share, for the six months ended December 31, 1995. This compares to net revenues of $31.4 million and net income of $1.0 million, or $0.11 per share, for the six months ended December 31, 1994.

Revenues by customer category for the three and six months ended December 31, 1995 and 1994 are shown below (in thousands). The Business category includes the ABC Graphics Suite(TM), Micrografx Designer(TM), Picture Publisher(R), Designer Power Pack, ABC FlowCharter(R), ABC ToolKit(TM) and ABC SnapGraphics(TM). The Consumer category includes Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM)Art Studio(TM)2, Crayola(TM)Art(TM), Hallmark Connections(TM) Card Studio(TM), Windows Draw(R) and PhotoMagic(R). Legacy products include Micrografx Charisma(TM), Windows OrgChart(R), Graphics Works(R) and revenues from clipart libraries and support services.

                      Three Months Ended                    Six Months Ended
                         December 31,                          December 31,
                     1995             1994              1995                1994
                 -----------       ----------        ----------          ----------
Business              13,736           14,139            25,870              26,034
Consumer               6,041            2,407             8,844               4,261
Legacy                   564              611               677               1,073
                 -----------       ----------        ----------          ----------
Total            $    20,341       $   17,157        $   35,391          $   31,368
                 ===========       ==========        ==========          ==========



The mix of the Company's revenues from business products has recently been significantly impacted by the release of Windows(TM) 95 by Microsoft Corporation in August 1995 and the Company's release of the ABC Graphics Suite in September 1995. The ABC Graphics Suite is designed specifically for the Windows 95 and Windows NT operating systems and includes new versions of the Company's traditional business products: ABC FlowCharter, Designer and Picture Publisher. Revenues from the Company's business products designed for the Windows 3.1 operating system, the predecessor to Windows 95, declined as customers began to transition to Windows 95 applications. During the quarter ended December 31, 1995, revenue from the ABC Graphics Suite represented 33% of the Company's business products revenues. As international versions of the ABC Graphics Suite are released in additional languages, the transition from the Company's Windows 3.1 business products to the ABC Graphics Suite is expected to accelerate, and the Company's business products revenues will become substantially dependent upon sales of ABC Graphics Suite.

The revenue growth in the Company's consumer products was primarily attributed to the release of the initial version of the Hallmark Connections(TM) Card Studio(TM) in August 1995. In addition, revenue from Windows Draw and the products licensed under the Crayola(R) brand name grew 47% and 50% year over year, respectively, for the quarters ended December 31, 1995 and 1994.

                                MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Revenues by geographical region for the three and six months ended December 31, 1995 and 1994 were as follows:

                         Three Months Ended                 Six Months Ended
                             December 31,                      December 31,
                         1995           1994               1995            1994
                         ----           ----               ----            ----
Americas                  48%            39%                46%             42%
Europe                    38%            49%                37%             45%
Pacific Rim               14%            12%                17%             13%
                         ----           ----               ----            ----
Total                    100%           100%               100%            100%
                         ====           ====               ====            ====


Revenue growth during the quarter was greatest in Japan and the United States, which grew 55% and 47%, respectively, over the same quarter in fiscal 1995. Revenue in the U.S. was positively impacted by the release of the ABC Graphics Suite and the Company's consumer product offerings. During the quarter ended December 31, 1995, these new products were only available in English for the entire three months. As these products are localized into additional languages, the Company expects that a greater percentage of its revenues will come from other territories.

Cost of revenues for the three months ended December 31, 1995 was $4.7 million, or 23% of net revenues, compared to $4.2 million, or 24% of net revenues, for the three months ended December 31, 1995. Cost of revenues for the six months ended December 31, 1995 was $8.3 million, or 23% of net revenues, compared to $7.8 million, or 25% of net revenues, for the six months ended December 31, 1995. The improvement in cost of revenues for the three and six months ended December 31, 1995 is attributable to a product mix that includes more OEM and license revenues, which have lower cost of revenues than full product versions. This improvement was offset in part by increased external royalties related to new product offerings.

Sales and marketing expenses for the three months ended December 31, 1995 were $9.1 million, or 45% of revenues, compared to $9.0 million, or 52% of revenues for the same period in the previous year. For the six months ended December 31, 1995, sales and marketing expenses were $16.6 million or 47% of net revenues, compared to $16.6 million or 53% of net revenues for the six months ended December 31, 1994. The decrease in sales and marketing expense as a percentage of revenue reflects the efficiencies gained by marketing fewer products as a result of their combination into suite offerings.

General and administrative expenses were $1.9 million, or 9% of net revenues, for the three months ended December 31, 1995, compared to $1.8 million, or 10% of net revenues, for the three months ended December 31, 1994. For the six months ended December 31, 1995, general and administrative expenses were $3.7 million, or 10% of net revenues, compared to $3.7 million, or 12% of net revenues for the same period in the prior year.

                                MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Net research and development expenses for the three months ended December 31, 1995 were $1.8 million, or 9% of net revenues, compared to $1.1 million, or 7% of net revenues, for the quarter ended December 31, 1994. Net research and development costs for the six months ended December 31, 1995 were $3.1 million, or 9% of net revenues, compared to $2.1 million, or 7% of net revenues, for the six months ended December 31, 1994. Gross research and development expenses, before capitalization, for the three months ended December 31, 1995 were $2.4 million, or 12% of net revenues, compared to $1.8 million, or 10% of net revenues for the quarter ended December 31, 1994. For the six months ended December 31, 1995, gross research and development costs were $4.6 million or 13% of net revenues compared to $3.6 million or 11% of net revenues for the six months ended December 31, 1994. The increase in research and development expense is due to the concurrent development of new products that were released during the six months ended December 31, 1995.

For the three months ended December 31, 1995, interest income of $0.2 million was offset by other expense, consisting primarily of foreign exchange losses. Non operating income was $0.1 million for the three months ended December 31, 1994. For the six months ended December 31, 1995, non operating expense was $0.2 million compared to non operating income of $0.3 million for the six months ended December 31, 1994.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company's product offerings in fiscal 1995 included Crayola Amazing Art Adventure and Crayola Art Studio, which embody copyrights, trademarks, trade names and other proprietary designs and characters that are the property (the "Licensed Intellectual Property") of Binney & Smith Properties, Inc. (the "Licensor") pursuant to a license agreement between the Company and the Licensor (the "License Agreement"). For the three months ended December 31, 1995, the Company generated $0.2 million of net revenues from the sale of these products. The License Agreement expired on December 31, 1995, and the Company is required to cease using the Licensed Intellectual Property in connection with these products by March 31, 1996.

In August 1995, the Company released Crayola Art, a new product specifically designed for original equipment manufacturers, and in October 1995, the Company released another product, Crayola Art Studio 2. Revenues from the sale of these products were $1.7 million for the three months ended December 31, 1995. The Company believes that it is entitled to a license agreement from the Licensor for these new products. However, to date, the Licensor has not provided the Company with such license agreement for these products. As a result, the Company initiated litigation in February 1996 against Hallmark Cards, Inc. and Binney & Smith asserting various claims of relief, including monetary damages and a declaration that the Company is entitled to a license to sell Crayola Art and Crayola Art Studio 2. Until this matter is resolved, the Company anticipates continuing to sell these products. There is no assurance that a new license agreement will be obtained or that the outcome of this dispute will not have a material adverse effect upon the Company's future results of operations.

                                MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's principal sources of liquidity consisted of cash and cash equivalents of $12.0 million, short-term investments of $5.3 million, and a $6.0 million line of credit. No borrowings were outstanding under the line of credit as of December 31, 1995.

As discussed in Notes to Condensed Consolidated Financial Statements, the Company renewed its line of credit agreement effective January 1, 1996. The renewed line of credit remains secured by certain receivables and fixed assets and contains financial covenants, including limitations on minimum tangible net worth, net liquid assets and quick ratio, as defined. The revolving line of credit is due on demand on January 5, 1997 and bears interest at the bank's prime rate (8.5% at December 31, 1995).

For the six months ended December 31, 1995 cash provided by operating and financing activities exceeded cash used in investing activities, resulting in an increase of $0.8 million in cash and cash equivalents. Operating activities provided $4.2 million in cash during the six months ended December 31, 1995, consisting primarily of net income of $2.5 million and depreciation and amortization of $4.1 million, offset by an increase in accounts receivable of $2.2 million. Investing activities used $3.8 million in cash during the six months ended December 31, 1995 primarily due to capitalized software development costs and purchases of acquired product rights of $3.0 million. Financing activities provided $0.4 million in cash during the six months ended December 31, 1995, consisting primarily of proceeds from employee stock programs.

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

The Company notes that each of the above forward-looking statements are subject to change based on various important factors including, without limitation, competitive actions in the market place. Further information on potential factors which could affect the Company's financial results are included in the Company's 1995 Annual Report to Shareholders.

                                MICROGRAFX, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on November 9, 1995. Proxy statements for the meeting were solicited pursuant to Regulations 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to the shareholders for a vote:

         (a) The six existing directors were elected to hold office until the next annual election of directors by shareholders or until their respective successors are elected and qualified;

         (b) The Micrografx, Inc. 1995 Director Stock Option Plan was approved by a vote of 3,536,442 shares in favor, 1,219,353 shares against, 22,681 shares abstaining, and 1,678,466 non votes;

         (c) The amendment to the Micrografx, Inc. Employee Stock Purchase Plan was approved by a vote of 3,986,672 shares in favor, 523,434 shares against, 12,808 shares abstaining, and 1,934,028 non votes; and

         (d) The appointment of Arthur Andersen LLP as independent public accountants for Micrografx, Inc. was approved by a vote of 6,420,390 shares in favor, 21,690 shares against, 14,862 shares abstaining, and 1 non vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27     Financial Data Schedule

(b)      Reports on Form 8-K - none.

                                MICROGRAFX, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROGRAFX, INC.



Date:  February 12, 1996                By  /s/   J. Paul Grayson
                                            ------------------------------------
                                            J. Paul Grayson
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer




Date:  February 12, 1996                By  /s/   Gregory A. Peters
                                            ------------------------------------
                                            Gregory A. Peters
                                            Chief Financial Officer
                                            and Treasurer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  27                              Financial Data Schedule
