Form 10-Q
period 1996-03-31
MICROGRAFX INC
filed 1996-05-15
CIK 756497

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996              COMMISSION FILE NUMBER 0-18708



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
                                               ---         ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
Class                                                        May 9, 1996
- -----                                                        -----------
Common Stock                                                 10,069,544

================================================================================

                               MICROGRAFX, INC.

                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1996

                                    INDEX

                                                                                    Page No.
                                                                                    --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets -                               3
                 March 31, 1996 and June 30, 1995

                 Condensed Consolidated Statements of Income for the                   4
                 Three and Nine Months Ended March 31, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows for the               5
                 Three and Nine Months Ended March 31, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements                  6

Item 2.          Management's Discussion and Analysis of Financial                     8
                 Condition and Results of Operations

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                    12

Item 6.          Exhibits and Reports on Form 8-K                                     12

                 SIGNATURES                                                           13

                                MICROGRAFX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                              MARCH 31, 1996           JUNE 30, 1995
                                                              --------------           -------------
                                                               (unaudited)
                                                ASSETS

 Current assets:
    Cash and cash equivalents                                    $ 12,368                 $ 11,180
    Short-term investments                                          5,913                    5,312
    Accounts receivable, less allowances of $3,664 and $1,928      11,611                    8,786
    Inventories                                                     1,113                    1,204
    Other current assets                                            2,842                    1,803
                                                                 --------                 --------
       Total current assets                                        33,847                   28,285

 Property and equipment, net                                        3,228                    4,374
 Capitalized software development costs, net                        3,458                    3,453
 Acquired product rights, net                                       1,867                    1,302
 Other assets                                                         186                      604
                                                                 --------                 --------
       Total assets                                              $ 42,586                 $ 38,018
                                                                 ========                 ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                             $  3,710                 $  5,485
    Accrued compensation and benefits                               1,457                    1,356
    Accrued liabilities and other                                   3,958                    3,311
    Income taxes payable                                            1,980                      710
                                                                 --------                 --------
       Total current liabilities                                   11,105                   10,862

 Noncurrent deferred income taxes and other                           896                      903

 Shareholders' equity:
    Preferred stock, voting, $.10 par value, 10,000 shares
       authorized, none issued and outstanding                          -                        -
    Common stock, $.01 par value,
       20,000 shares authorized; 9,571 and 9,338 shares
       issued; 8,989 and 8,836 shares outstanding                      96                       93
    Additional capital                                             23,046                   21,334
    Retained earnings                                              11,327                    7,272
    Cumulative translation adjustment                                (748)                    (279)
    Less - treasury stock (582 and 502 shares), at cost            (3,136)                  (2,167)
                                                                 --------                 --------
       Total shareholders' equity                                  30,585                   26,253

                                                                 --------                 --------
       Total liabilities and shareholders' equity                $ 42,586                 $ 38,018
                                                                 ========                 ========


                           See accompanying notes.

                                MICROGRAFX, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (unaudited, in thousands, except per share amounts)



                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       MARCH 31,                      MARCH 31,

                                                    1996          1995             1996         1995
                                                ---------     ---------        ---------    ---------
 Net revenues                                   $  17,356     $  14,563        $  52,747    $  45,931
 Cost of revenues                                   4,216         3,626           12,472       11,473
                                                ---------     ---------        ---------    ---------
      Gross profit                                 13,140        10,937           40,275       34,458

 Operating expenses:
    Sales and marketing                             7,706         7,686           24,270       24,267
    General and administrative                      1,901         1,706            5,590        5,389
    Research and development                        1,443         1,138            4,587        3,235
                                                ---------     ---------        ---------    ---------
      Total operating expenses                     11,050        10,530           34,447       32,891
                                                ---------     ---------        ---------    ---------
 Income from operations                             2,090           407            5,828        1,567

 Interest income, net                                (293)         (128)            (654)        (419)
 Other (income) expense, net                          104          (252)             689         (230)
                                                ---------     ---------        ---------    ---------
      Total non operating (income) expense           (189)         (380)              35         (649)
                                                ---------     ---------        ---------    ---------
 Income before income taxes                         2,279           787            5,793        2,216

 Income taxes                                         684           230            1,738          665
                                                ---------     ---------        ---------    ---------
 Net income                                     $   1,595     $     557        $   4,055    $   1,551
                                                =========     =========        =========    =========
 Income per share                               $    0.17     $    0.06        $    0.44    $    0.18
                                                =========     =========        =========    =========
 Shares used in computing
 income per share                                   9,369         8,935            9,234        8,817
                                                =========     =========        =========    =========





                            See accompanying notes.

                                MICROGRAFX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                 NINE MONTHS ENDED
                                                                     MARCH 31,
                                                                 1996         1995
                                                               --------     --------
 Cash flows from operating activities:
 Net income                                                    $  4,055     $  1,551
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 6,247        5,959
    Deferred income taxes and other                                  (6)         328
    Changes in assets and liabilities:
       Increase in accounts receivable                           (2,825)      (2,404)
       Decrease in inventories                                       91          719
       Decrease in payables, accruals and other                    (797)      (1,815)
                                                               --------     --------
          Total adjustments                                       2,710        2,787
                                                               --------     --------
          Net cash provided by operating activities               6,765        4,338
                                                               --------     --------
 Cash flows from investing activities:
    (Purchases of) proceeds from short-term investments, net       (601)       2,064
    Capitalization of software development costs and
       purchases of acquired product rights                      (4,583)      (3,560)
    Purchases of property and equipment                          (1,088)      (1,288)
    Other                                                           (51)         593
                                                               --------     --------
          Net cash used in investing activities                  (6,323)      (2,191)
                                                               --------     --------

 Cash flows from financing activities:
    Payments of notes payable, net                                    -       (1,029)
    Proceeds from employee stock programs                         1,442          434
    Tax benefits realized from stock transactions                   273           45
    Purchases of treasury stock and other                          (969)        (564)
                                                               --------     --------
          Net cash provided by (used in) financing
             activities                                             746       (1,114)
                                                               --------     --------
 Net increase in cash and cash equivalents                        1,188        1,033
 Cash and cash equivalents, beginning of period                  11,180       10,802
                                                               --------     --------
 Cash and cash equivalents, end of period                      $ 12,368     $ 11,835
                                                               ========     ========
 Supplemental disclosures of cash flow information:
    Cash paid for --
       Interest                                                $      8     $     33
       Income taxes                                                 364            4


                            See accompanying notes.

                               MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, which are normal and recurring in nature, necessary to present fairly, in all material respects, the financial position of Micrografx, Inc. and subsidiaries. ("Micrografx" or "the Company") as of March 31, 1996 and June 30, 1995, and the results of its operations and its cash flows for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1995, included in the 1995 Annual Report to Shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1996.


2.  INVENTORIES

    Inventories consist of the following (in thousands):

                        March 31, 1996            June 30, 1995
                        --------------            -------------
Raw materials              $    838                  $     749
Finished goods                  275                        455
                           --------                  ---------
                           $  1,113                  $   1,204
                           ========                  =========


3.  DEBT

    The Company's $6 million line of credit, which expired December 31, 1995, was renewed effective January 1, 1996. The renewed line of credit remains secured by certain receivables and fixed assets and contains financial covenants, including limitations on minimum tangible net worth, net liquid assets and quick ratio, as defined. The revolving line of credit is due on demand on January 5, 1997 and bears interest at the bank's prime rate (8.25% at March 31, 1996). At March 31, 1996 and June 30, 1995, no
    borrowings under the line of credit were outstanding.

4.  COMMITMENTS AND CONTINGENCIES

    Forward Contracts
    The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations that are denominated in currencies other than the U.S. dollar. The Company revalues foreign exchange contracts at each balance sheet date, which approximates fair value, and records the exchange differences as an unrealized gain or loss. This gain or loss is included in other (income) expense, net. As of March 31, 1996, the Company had a foreign exchange option contract outstanding, representing the option to purchase 150,000,000 Yen at $105.26 expiring September 1996. The cost of the option is being amortized over the option period.

                               MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  COMMON STOCK REPURCHASE

    On May 10, 1994, the board of directors authorized the purchase of up to one million shares of Micrografx common stock on the open market over a five year period as market conditions warrant. The purpose of the program is to fund existing employee stock benefit programs and will be funded by normal working capital. Approximately 40,000 shares were purchased during the quarter ended March 31, 1996 at an average price of $13.41 per share. As of March 31, 1996, the Company had repurchased approximately 315,100 shares at an average price of $7.65 per share under the repurchase program.

6.  INCOME PER SHARE

    Income per share (in thousands) for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.



                                          Three Months Ended         Nine Months Ended
                                                March 31,                 March 31,
                                           1996         1995         1996         1995
                                          -----        -----        -----        -----
Weighted average common stock
   outstanding during the period          8,963        8,876        8,904        8,792
Common stock equivalents of employee
   stock programs                           406           59          330           25
                                          -----        -----        -----        -----
Shares used in primary income per
   share calculation                      9,369        8,935        9,234        8,817
                                          =====        =====        =====        =====


    Fully diluted income per share was not materially different from primary income per share for all periods presented.


7.  ACQUISITION OF VISUAL SOFTWARE, INC.

    On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc., a California corporation ("Visual"). In connection with the acquisition, Micrografx also agreed to exchange shares of its common stock for the 20% outstanding minority interest in Visual Worlds Development Corporation ("VWD") owned by persons other than Visual. VWD was an 80% owned subsidiary of Visual prior to the acquisition. Visual and its subsidiaries are engaged in the development and marketing of 3-D graphics software and Micrografx intends to continue the business of Visual. Micrografx issued approximately
    0.36547 shares of common stock for each outstanding share of common stock of Visual, including the VWD shares, issuing a total of approximately 882,536 shares of common stock of Micrografx. The acquisition of Visual will be accounted for as a pooling of interests. The terms of the Acquisition were derived through arm's length negotiations between the parties.

                               MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements do not reflect the accounts and operations of Visual as the merger was consummated subsequent to March 31, 1996. Separate results for the period prior to the acquisition are presented below. The summary below is not necessarily indicative of results that may be obtained in the future.

                                                    Net Income    Earnings
                                   Net Revenues       (Loss)      Per Share
                                   ------------    -----------   ----------
    Year ended June 30, 1993
    Micrografx                      $   55,865     $   (2,792)   $   (0.33)
    Visual                                 612           (680)       (0.85)
                                    ----------     ----------    ---------
    Combined                            56,477         (3,472)       (0.40)

    Year ended June 30, 1994
    Micrografx                          60,732         (4,816)       (0.56)
    Visual                                 773           (952)       (2.83)
                                    ----------     ----------    ---------
    Combined                            61,505         (5,768)       (0.64)

    Year ended June 30, 1995
    Micrografx                          60,444          1,778         0.20
    Visual                               3,901         (1,083)       (1.66)
                                    ----------     ----------    ---------
    Combined                        $   64,345     $      695    $    0.07


    The information above includes the combined results of Micrografx, Inc. and Visual Software, Inc. for the previous three fiscal years. Interim financial statements of the combined entity will be presented in the Company's current report on Form 8-K/A, which will be filed pursuant to
    Item 7(a)(1) of Form 8-K including the pro forma financial statements required to be filed pursuant to Item 7(b)(1) of Form 8-K. Such financial statements will be filed by amendment to this current report as soon as practicable, but in no event later than June 2, 1996.

                               MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended March 31, 1996, the Company reported net revenues of $17.4 million and net income of $1.6 million, or $0.17 per share, compared to net income of $0.6 million, or $0.06 per share, on net revenues of $14.6 million, for the three months ended March 31, 1995. The Company reported net revenues of $52.7 million and net income of $4.1 million, or $0.44 per share, for the nine months ended March 31, 1996. This compares to net revenues of $45.9 million and net income of $1.6 million, or $0.18 per share, for the nine months ended March 31, 1995.

Revenues by customer category for the three and nine months ended March 31, 1996 and 1995 are shown below (in thousands). The Business category includes the ABC Graphics Suite(TM), Micrografx Designer(TM), Picture Publisher(R), Designer Power Pack, ABC FlowCharter(R), ABC ToolKit(TM) and ABC SnapGraphics(TM). The Consumer category includes Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM)Art Studio(TM)2, Crayola(TM)Art(TM), Hallmark Connections(TM) Card Studio(TM), Windows Draw(R) and PhotoMagic(R). Legacy products include Micrografx Charisma(TM), Windows OrgChart(R), Graphics Works(R) and revenues from clipart libraries and support services.

                      Three Months Ended                     Nine Months Ended
                           March 31,                             March 31,
                     1996            1995                1996               1995
                 -----------      -----------          --------          ----------
Business         $    10,574      $    12,856          $ 36,443          $   38,890
Consumer               6,403            1,442            15,248               5,703
Legacy                   379              265             1,056               1,338
                 -----------      -----------          --------          ----------
Total            $    17,356      $    14,563          $ 52,747          $   45,931
                 ===========      ===========          ========          ==========


The Company markets and sells business products for the Windows(R) 3.1, Windows(R) 95 and Windows(R) NT operating systems. Revenues from the Company's business products designed for the Windows 3.1 operating system, the predecessor to Windows 95, declined and were partially offset by revenue from ABC Graphics Suite. The ABC Graphics Suite is designed specifically for the Windows 95 and Windows NT operating systems and includes new versions of the Company's traditional business products: ABC FlowCharter, Designer and Picture Publisher. During the quarter ended March 31, 1996, revenue from the ABC Graphics Suite represented 19% of the Company's business products revenues.
The Company released localized versions of ABC Graphics Suite in French and Spanish during the quarter ended March 31, 1996. The Company's future business products revenues are expected to become substantially dependent upon sales of ABC Graphics Suite as companies migrate to Windows 95 and Windows NT software applications. The decline in overall business revenue from the prior year reflects the delay in corporations adopting Windows 95 and Window NT, as the Company's principal business product is designed for these operating environments.

Revenues from the Company's consumer products continued to increase during the quarter, led by revenues from Hallmark Connections(TM) Card Studio(TM), which were $3.0 million for the quarter ended March 31. 1996. In addition, revenue from Windows Draw grew 187% year over year, from $0.6 million to $1.8 million, for the quarters ended March 31, 1995 and 1996, respectively. During the quarter ended March 31, 1996, the Company released Windows Draw 4.0 in Japanese. Revenues from Crayola Art Studio 2 were $1.2 million in the quarter ended March 31, 1996, compared to $0.5 million in the prior year, consisting of earlier versions of the Crayola products, resulting in an increase of 135% year over year.

                               MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Revenues by geographical region for the three and nine months ended March 31, 1996 and 1995 were as follows:

                        Three Months Ended                 Nine Months Ended
                             March 31,                          March 31,
                        1996           1995               1996            1995
                        ----           ----               ----            ----
Americas                  51%            41%                49%             42%
Europe                    35%            45%                36%             45%
Pacific Rim               14%            14%                15%             13%
                         ---            ---                ---             ---
Total                    100%           100%               100%            100%
                         ===            ===                ===             ===


Revenue growth during the quarter ended March 31, 1996 was greatest in Australia and the United States, which grew 49% and 43% respectively, over the same quarter in fiscal 1995. Revenues were positively impacted by the release of the ABC Graphics Suite in English and the Company's consumer product offerings, which are available only in English.

Cost of revenues for the three months ended March 31, 1996 was $4.2 million, or 24% of net revenues, compared to $3.6 million, or 25% of net revenues, for the three months ended March 31, 1995. Cost of revenues for the nine months ended March 31, 1996 was $12.5 million, or 24% of net revenues, compared to $11.5 million, or 25% of net revenues, for the nine months ended March 31, 1995. The improvement in cost of revenues for the three and nine months ended March 31, 1996 is attributable to a product mix that includes more OEM (products bundled by original equipment manufacturers) and license revenues, which have lower cost of revenues than full product versions. This improvement was offset in part by increased external royalties associated with certain of the Company's consumer products.

Sales and marketing expenses for the three months ended March 31, 1996 were $7.7 million, or 44% of revenues, compared to $7.7 million, or 53% of revenues for the same period in the previous year. For the nine months ended March 31, 1996, sales and marketing expenses were $24.3 million or 46% of net revenues, compared to $24.3 million or 53% of net revenues for the nine months ended March 31, 1995. The decrease in sales and marketing expense as a percentage of revenue reflects the efficiencies gained by marketing fewer products as a result of their combination into suite offerings.

General and administrative expenses were $1.9 million, or 11% of net revenues, for the three months ended March 31, 1996, compared to $1.7 million, or 12% of net revenues, for the three months ended March 31, 1995. For the nine months ended March 31, 1996, general and administrative expenses were $5.6 million, or 11% of net revenues, compared to $5.4 million, or 12% of net revenues for the same period in the prior year. The decrease in general and administrative expenses as a percentage of net revenues reflects efficiencies realized by leveraging the Company's organization over a larger revenue base.

Net research and development expenses for the three months ended March 31, 1996 were $1.4 million, or 8% of net revenues, compared to $1.1 million, or 8% of net revenues, for the quarter ended March 31, 1995. Net research and development costs for the nine months ended March 31, 1996 were $4.6 million, or 9% of net revenues, compared to $3.2 million, or 7% of net revenues, for the nine months ended March 31, 1995. Gross research and development expenses, before capitalization, for the three months ended March 31, 1996 were $2.4 million, or 14% of net revenues, compared to $2.1 million, or 14% of net revenues for the quarter ended March 31, 1995. For the nine months ended March 31, 1996, gross research and development costs were $7.0 million or 13% of net revenues compared to $5.7 million or 12% of net revenues for the nine months ended March 31, 1995.

                               MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


During the nine months ended March 31, 1996, the Company capitalized approximately $2.3 million in software development costs and amortized $2.4 million in software development costs. This compares to capitalization of $2.4 million and amortization of $2.5 million in the nine months ended March 31, 1995.

For the three months ended March 31, 1996, interest income of $0.3 million was partially offset by other expense of $0.1 million, consisting primarily of foreign exchange losses. Non operating income was $0.4 million for the three months ended March 31, 1995 and consisted primarily of foreign exchange gains. For the nine months ended March 31, 1996, interest income of $0.7 million was offset by foreign exchange losses of $0.7 million. This compares to non operating income of $0.7 million for the nine months ended March 31, 1995.


ACQUISITION OF VISUAL SOFTWARE, INC.

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc., a California corporation ("Visual"). In connection with the acquisition, Micrografx also agreed to exchange shares of its common stock for the 20% outstanding minority interest in Visual Worlds Development Corporation ("VWD") owned by persons other than Visual. VWD was an 80% owned subsidiary of Visual prior to the acquisition. Visual and its subsidiaries are engaged in the development and marketing of 3-D graphics software and Micrografx intends to continue the business of Visual. Micrografx issued approximately 0.36547 shares of common stock for each outstanding share of common stock of Visual, including the VWD shares, issuing a total of approximately 882,536 shares of common stock of Micrografx. The acquisition of Visual will be accounted for as a pooling of interests. The terms of the Acquisition were derived through arm's length negotiations between the parties.

As a result of the acquisition, the Company expects to record a one-time charge of approximately $3 million in the quarter ending June 30, 1996, of which approximately $1 million will be non-cash related. The one-time charge consists of severance and lease costs related to duplicate facilities and excess capacity, inventory associated with discontinued products, duplicative marketing costs, and closing costs. In addition, the Company paid off approximately $2 million in debt held by Visual at closing.

                               MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $12.4 million, short-term investments of $5.9 million, and a $6.0 million line of credit. No borrowings were outstanding under the line of credit as of March 31, 1996.

As discussed in Notes to Condensed Consolidated Financial Statements, the Company renewed its line of credit agreement effective January 1, 1996. The renewed line of credit remains secured by certain receivables and fixed assets and contains financial covenants, including limitations on minimum tangible net worth, net liquid assets and quick ratio, as defined. The revolving line of credit is due on demand on January 5, 1997 and bears interest at the bank's prime rate (8.25% at March 31, 1996).

For the nine months ended March 31, 1996, cash provided by operating and financing activities exceeded cash used in investing activities, resulting in an increase of $1.2 million in cash and cash equivalents. Operating activities provided $6.8 million in cash during the nine months ended March 31, 1996, consisting primarily of net income of $4.1 million and depreciation and amortization of $6.2 million, offset by an increase in accounts receivable of $2.8 million. Accounts receivable increased primarily due to significant sales to U.S. customers near the end of the quarter. Investing activities used $6.3 million in cash during the nine months ended March 31, 1996 primarily due to capitalized software development costs and purchases of acquired product rights
of $4.6 million.   Financing activities provided $0.7 million in cash during
the nine months ended March 31, 1996, consisting primarily of proceeds from employee stock programs.

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

As a result of the acquisition of Visual Software, Inc., as described above, the Company expects to record a one-time charge of approximately $3 million in the quarter ending June 30, 1996, of which approximately $2 million will be cash related. In addition, the Company paid off approximately $2 million in debt held by Visual at closing. The Company will fund these costs with its existing cash reserves.

FORWARD-LOOKING STATEMENTS

The Company notes that each of the above forward-looking statements are subject to change based on various important factors including, without limitation, competitive actions in the market place. Further information on potential factors which could affect the Company's financial results are included in the Company's 1995 Annual Report to Shareholders.

                               MICROGRAFX, INC.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's product offerings in fiscal 1995 included Crayola Amazing Art Adventure and Crayola Art Studio, which embody copyrights, trademarks, trade names and other proprietary designs and characters that are the property (the "Licensed Intellectual Property") of Binney & Smith Properties, Inc. (the "Licensor") pursuant to a license agreement between the Company and the Licensor (the "License Agreement"). The License Agreement expired on December 31, 1995, and the Company was required to cease using the Licensed Intellectual Property in connection with these products by March 31, 1996. Revenues from the sale of these products were not material for the quarter ended March 31, 1996.

In August 1995, the Company released Crayola Art, a new product specifically designed for original equipment manufacturers, and in October 1995, the Company released another product, Crayola Art Studio 2. The Company believed that it was entitled to a license agreement from the Licensor for these new products. As a result, the Company initiated litigation in February 1996 against Hallmark Cards, Inc. and Binney & Smith asserting various claims of relief, including monetary damages and a declaration that the Company is entitled to a license to sell Crayola Art and Crayola Art Studio 2. The Company settled the contractual dispute with Binney & Smith Properties, Inc., on February 23, 1996. The settlement clarifies the license agreement between Micrografx and Binney & Smith and extends to Micrografx the right to sell and market Crayola(TM) Art and Crayola(TM) Art Studio(TM) 2 through March 31, 1997. See discussion of revenues for the Crayola products in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none.

(b)      Reports on Form 8-K.

         A Form 8-K dated April 2, 1996 was filed by the Company reporting its acquisition of Visual Software, Inc. The Company acquired all of the issued and outstanding capital stock of Visual, a California corporation. Micrografx issued 882,536 shares of common stock of Micrografx. The acquisition was accounted for as a pooling of interests. See "Acquisition of Visual Software, Inc." in Notes to Condensed Consolidated Financial Statements.

                                MICROGRAFX, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MICROGRAFX, INC.



Date:    May 15, 1996                   By  /s/ J. Paul Grayson
                                          -----------------------------------
                                        J. Paul Grayson
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer




Date:    May 15, 1996                   By  /s/ Gregory A. Peters
                                          ----------------------------------
                                        Gregory A. Peters
                                        Chief Financial Officer
                                        and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
  27               Financial Data Schedule