Form 10-K
period 1996-06-30
MICROGRAFX INC
filed 1996-09-30
CIK 756497

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ------------------------------

                                    FORM 10K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-18708

                        ------------------------------

                                MICROGRAFX, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                              75-1952080
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)


                   1303 ARAPAHO ROAD,  RICHARDSON, TEXAS 75081
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (972) 234-1769

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                       ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at September 16, 1996 was approximately $96,388,142.

On September 16, 1996, there were 10,206,823 shares outstanding of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held November 7, 1996 are incorporated by reference into Part III.


================================================================================

                                MICROGRAFX, INC.

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                                   PART I.

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .  8

                                   PART II.

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . 11

Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . 25

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . 43

                                  PART III.

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . 43

Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . 43

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . 43

                                   PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . 43

Item 14 (a) Index to Financial Statements and Financial Statement Schedules  . . . . . 46

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 47

            Financial Statement Schedule   . . . . . . . . . . . . . . . . . . . . . . 49



                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward- looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends and Risk Factors."

GENERAL

Micrografx, Inc. develops and markets graphics software which enhances visual communication and empowers creative expression. As used herein, the "Company" refers to Micrografx, Inc. and its wholly owned subsidiaries. The Company's graphics applications software products range from entry-level drawing products to powerful, professional illustration products. The Company's strategy to date has emphasized the Microsoft(R) Windows(R) operating environments, which include Windows(R) 3.1, Windows(R) 95TM and Windows(R) NTTM. The Company's U.S. operations are based in Richardson, Texas, with development offices located in San Francisco and Los Angeles. International subsidiaries are located in Canada, the United Kingdom, France, Germany, Italy, the Netherlands, Australia, and Japan.

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc. ("Visual") for approximately 882,536 shares of Micrografx common stock. Visual and its subsidiaries are engaged in the development and marketing of 3-D graphics software and Micrografx intends to continue the business of Visual. The merger has been accounted for as a pooling of interests. Accordingly, all financial information has been restated to reflect the combined operations of the Company and Visual.

The Company was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of the Company are located at 1303 Arapaho Road, Richardson, Texas 75081, and its telephone number is (972) 234-1769.

PRODUCTS

The Company's applications software products are designed for personal computers utilizing the Microsoft Windows operating environments, which include Windows 3.1, Windows 95 and Windows NT. A typical system configuration for the Company's applications software products consists of a 486 or higher microprocessor based IBM personal computer or compatible, with eight megabytes of memory, EGA or VGA-level graphics, and a hard disk.

The Company has segmented its applications software products into three product categories: Business Products (ABC Graphics SuiteTM, Micrografx DesignerTM, Picture Publisher(R), Designer Power Pack, ABC FlowCharter(R), ABC ToolKitTM, ABC SnapGraphicsTM, Simply 3DTM, Instant 3DTM and Visual Reality(R)), Consumer Products (CrayolaTM Art StudioTM 2, CrayolaTM Art, Hallmark ConnectionsTM Card StudioTM, Windows Draw(R) and PhotoMagic(R)) and Legacy Products (CharismaTM, Windows OrgChart(R), Graphics Works(R) and revenues from clipart libraries and support services). In August 1996, the Company announced the availability of ABC FlowCharter(R) 6. In September 1996, the Company announced the availability of American Greetings CreataCard(R) PlusTM and Windows DrawTM 5.

Business Products

ABC GRAPHICS SUITE. This graphics application suite seamlessly integrates powerful diagramming, painting, image editing, illustration, 3D and clip-art management capabilities within a Windows 95/NT and Microsoft(R) Office(R) 95 environment. ABC Graphics Suite offers a comprehensive graphics solution to business professionals. ABC Graphics Suite includes ABC FlowCharter, Micrografx Designer, Picture Publisher, ABC Media ManagerTM, Instant 3D and thousands of clip-art images.

ABC FLOWCHARTER. ABC FlowCharter provides tools for the creation of business diagrams. A fully integrated ABC FlowCharter, ABC DataAnalyzerTM, ABC SnapGraphics and ABC ViewerTM modules provide a complete selection of business charts for every occasion. This powerful application suite provides tools for analyzing, updating and understanding Total Quality Management, Business Process Engineering and Business Process Modeling.

VISUAL REALITY. Visual Reality brings powerful 3D imaging and modeling capabilities to the desktop, enabling artists, designers and business communicators to work easily and affordably in 3D. Visual Reality is fully Windows 95/NT compatible and permits incorporation of sophisticated 3D images in business documents. This innovative and easy-to-use graphics tool became part of the Micrografx product line in connection with the April 1996 acquisition of Visual.

SIMPLY 3D. Simply 3D is an entry level 3D software package for Windows that makes the creation of exciting 3D graphics easy and accessible to hobbyists, illustrators, graphic artists and business users. A complete set of 3D graphics tools and tutorials lets even the novice artist transform drawings, typography and charts into 3D objects using seventy seamless textures like wood, stone or even dinosaur skin. Simply 3D links with popular 2D draw and paint applications and over 130 pre-build 3D objects are included to make the creation of 3D imagery even easier.

INSTANT 3D. This office compatible 3D application brings dramatic 3D text and object creation within reach of anyone with a PC. Instant 3D features a Microsoft Office compatible interface for easy integration of 3D graphics into other applications. The program supports TGA, TIF and DFX files and includes over 200 3D objects that users can drag and drop into layouts. Instant
3D provides an intuitive and cost-effective way to enter the exciting new world of 3D graphics.

ABC QUICKSILVER PACK. This software plug-in for Netscape Navigator 2.0 and Microsoft Internet Explorer 3.0 extends the capabilities of ABC Graphics Suite by allowing users to place, view and interact with dynamic object graphics inside World Wide Web pages. Using ABC QuickSilver Pack, it is easy to create exciting object graphics without complex HTML coding. Object graphics created using ABC QuickSilver Pack may be associated with a wide range of properties that enable actions, including linking directly to URLs. These graphics may also be reused, enabling the creation of versatile graphics libraries of Internet images.

DESIGNER 4.1 TE. Micrografx Designer 4.1 TE is a professional illustration and graphics package that contains free-hand drawing capabilities, computer-aided design features, and import and export capabilities for popular graphics formats. Designer provides robust color support, enhanced font and text handling capabilities, and advanced editing features.

PICTURE PUBLISHER 5.0. Picture Publisher 5.0 is a photographic image editing product that features a powerful set of gray scale and color editing tools to edit and enhance photographic images. Picture Publisher allows the user to design and assemble complex image montages, to paint and retouch images, and to add special effects. Picture Publisher contains tools to crop, size, rotate, mirror, and calibrate the image for dependable, high quality output.

DESIGNER POWER PACK. Designer Power Pack incorporates Micrografx Designer, Picture Publisher, and Kai's Power Tools(R), a third-party software application, for a combination of illustrating and image-editing tools.

Consumer Products

WINDOWS DRAW. Windows Draw is a comprehensive and affordable graphics package available for home and small office users today. In a single easy-to-use package it includes all the features of Windows Draw, PhotoMagic and ABC Media Manager. Over 150 custom templates are included that allow people to instantly create their own banners, certificates, announcements, family trees and organization charts. Photos can easily be scanned into layouts and over 250 customizable TrueType fonts are available to fit any artistic need. This application brings a full range of sophisticated, user-friendly graphics tools within reach of any PC user.

CRAYOLA ART STUDIO 2. This versatile application combines two imaginative age-appropriate programs in one convenient package. Both programs were created in conjunction with Binney & Smith, the makers of Crayola(R) brand products. Crayola Art Studio 2 features authentic on-screen Crayola colors in crayons, markers and paints. The Crayola Art Adventure module for ages 3-6 features a wide variety of computerized learning games and coloring books. The Crayola Art Studio module, for ages 6-12, offers more challenging fun for older children with word puzzles, a slide show maker, creative games and crafts projects. The program comes with animated sound effects, step-by-step audio instructions, built-in coloring templates and much more. The Company's license to sell this product expires on December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Licensing Agreements" in Item 7.

HALLMARK CONNECTIONS CARD STUDIO. Hallmark Connections Card Studio brings the resources of the Hallmark Card's creative staff within reach of anyone with a PC. This application lets the consumer choose from original artwork and messages to create their own distinctive greeting cards. Or they can select and personalize over 1000 predesigned cards from Hallmark artists. Hallmark Connections Card Studio can also be used to create original signs, certificates, invitations and announcements. See "Trends and Risk Factors - Licensing Agreements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Legacy and Other Products

In late fiscal 1994, the Company discontinued certain of its products which no longer fit within the Company's long-term business strategy. These legacy products consisted of Charisma, Windows OrgChart, and Graphics Works. Other products revenues also includes revenues from clipart libraries and support services.

New Products

During the first quarter of fiscal 1997, the Company announced the following products, which shipped in the first quarter of fiscal 1997 or are expected to begin shipping in the first half of fiscal 1997.

ABC FLOWCHARTER 6. ABC FlowCharter 6 is a graphics program that was previously available only as part of ABC Graphics Suite. ABC FlowCharter embraces all Windows platforms, including Windows NT Workstation 3.51 - 4.0, Windows 95 and Windows 3.1 and higher with both 16- and 32-bit versions in one package.

AMERICAN GREETINGS CREATACARD PLUS. American Greetings Corporation is the largest publicly owned greeting card company in the world. This company is now applying its 90 years of experience to developing new ways to create and share sentiments electronically. Working together, American Greetings and Micrografx are making American Greetings social expression products available for today's computer user. In early fall of fiscal 1997, customers will be able to shop on-line for cards or use CreataCard Plus software to combine a selection of professional American Greetings graphics with their own personalized message and print the results using their own inkjet or laserprinter. Orders can also be sent via modem to American Greetings where the cards will be individually printed and mailed.

WINDOWS DRAW 5 GRAPHICS AND PRINT STUDIO. This upgrade of Windows Draw enhances an already powerful product. Now included in Windows Draw are the Company's 3D graphics program, Instant 3D; 5,000 pieces of new high-quality, editable clipart; improved usability through wizards; increased flexibility in shape creation; and the ability to place, view and edit vector graphics created in Windows Draw inside of Internet web pages through the inclusion of ABC QuickSilver as part of the Windows Draw product.

LICENSING AGREEMENTS

Crayola Licensing and Development Agreement. The Company's product offerings in fiscal 1996 included Crayola Amazing Art Adventure, Crayola Art Studio, Crayola Art Studio 2 and Crayola Art, which embody copyrights, trademarks, trade names and other proprietary designs and characters that are the property (the "Licensed Intellectual Property") of Binney & Smith Properties, Inc. (a subsidiary of Hallmark Cards, Inc.) pursuant to license agreements between the Company and Binney & Smith. The Company pays Binney & Smith a quarterly fee for the right to use the Crayola trademark based upon sales of the Crayola products. The license agreement for Crayola Amazing Art Adventure and Crayola Art Studio 2 expired on December 31, 1995, and the Company ceased using the Licensed Intellectual Property in connection with these products by March 31,1996, in accordance with the license agreements. Revenue from the sale of these products were not material during fiscal 1996. In August 1995, the Company released Crayola Art, a new product specifically designed for original equipment manufacturers, and in October 1995, the Company released another product, Crayola Art Studio 2. The Company has a license agreement with Binney & Smith that extends to Micrografx the right to sell and market Crayola Art and Crayola Art Studio 2 through December 31, 1996, with the right to sell off inventory on hand at the expiration of the license through March 31, 1997. See "Licensing Agreements" under "Trends and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in
Item 7 for further discussion of the Crayola brand name products.

Hallmark Licensing and Development Agreement. In May 1994, the Company entered into an agreement with Hallmark Cards, Incorporated ("Hallmark") for the joint development of personal computer software programs utilizing various trademarks licensed from Hallmark. Pursuant to this agreement, the Company developed a software product, Hallmark Connections Card Studio, utilizing the Hallmark trademark, which was released in the first quarter of fiscal 1996. The Company pays Hallmark a quarterly fee for the right to use the trademark based upon sales of the Hallmark product. The agreement has an initial term of two years and automatically renews for successive terms of two years each, unless terminated by either party prior to the expiration of the initial term. Hallmark has recently announced the introduction of a new product for the consumer greeting card market in conjunction with Microsoft Corporation which will compete directly with the Company's greeting card products, and Hallmark has advised the Company that it does not intend to renew the Company's license agreement for the Hallmark Connections Card Studio product. The license expires in September 1997 unless earlier terminated. The Company expects the new competing Hallmark/Microsoft product to be shipped in the first quarter of fiscal 1997. See "Licensing Agreements" under "Trends and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for further discussion of Hallmark Connections Card Studio brand name products.

American Greetings Licensing and Development Agreement. The Company entered into a licensing agreement with American Greetings Corporation for a new product for the consumer greeting card market, American Greetings CreataCard Plus, to be shipped in the first quarter of fiscal 1997. The Company believes that it will ultimately be required to phase out sales of its Hallmark Connections Card Studio product, and its strategy is to replace it in its consumer product line with American Greetings CreataCard Plus. The Company pays American Greetings a quarterly fee for the right to use the trademark based upon sales of the American Greetings product. The agreement expires on August 31, 1999, and automatically renews for successive terms of one year each, unless terminated by either party prior to the expiration of the initial term.


LOCALIZATION

The Company localizes its business products for distribution in countries other than the United States, generally by translating user interfaces, dialog descriptions, and product documentation. Most of the Company's business products have been localized into various product languages, including German, French, Japanese, Italian and Spanish. The consumer products are distributed only in English language versions.

MARKETING AND DISTRIBUTION

The Company maintains sales organizations in most of the major markets in the world, including the United States, Germany, France, the United Kingdom, Italy, the Netherlands, Australia and Japan. In addition, the Company has appointed agents in Belgium, Denmark, Switzerland, Spain and Poland. Approximately 53% of the Company's revenues were generated outside the United States in fiscal 1996, with 34% from Europe, and 17% from the Pacific Rim. See Segment Information in Notes to Consolidated Financial Statements included under Item 8 for geographical segmentation of operating results and identifiable assets.

The Company typically operates with very little backlog of unshipped orders, due to its capability to ship product within a few days of receipt of a purchase order. The Company distributes its products through the following channels: distributors and resellers, corporate sales force, direct to end users, and through OEMs (original equipment manufacturers).

Distributors and resellers. The Company markets its products primarily through independent, non-exclusive distributors and resellers located in 18 countries around the world. Distributors include Computer 2000, Ingram Micro, Merisel, Inc. and Tech Data Corporation. Resellers include Corporate Software, Inc., Softmart, Inc., Softbank, Egghead Software, Seiko Epson, Macrotron, and Software Spectrum, Inc. In fiscal 1996, sales to Ingram Micro accounted for 17% of the Company's net revenues and no other customer accounted for more than 10% of the Company's net revenues. In fiscal 1995, sales to Ingram Micro and Merisel, Inc. accounted for 15% and 11%, respectively, of the Company's net revenues, representing an aggregate of 26% of the Company's net revenues. The Company offers sales incentives, training, technical support, and promotional aids to some resellers. The Company has distributorship agreements with all distributors and resellers. These agreements are cancelable by either party with specified prior written notice, and none of these agreements contain minimum or required purchase commitments by the distributor or dealer.

Corporate sales force. The Company has corporate sales representatives located at the Company's corporate headquarter in the United States and in Germany, France, the United Kingdom, Italy, the Netherlands, Australia, Japan, Belgium, Denmark, Switzerland, Spain and Poland. The Company's corporate sales representatives provide sales support and assistance to the Company's resellers and distributors. As such, sales made by the corporate sales force are generally distributed through the distributor and reseller channels.

Direct sales to end users. The Company promotes its products through direct marketing techniques designed to reach existing and potential customers, and one-on-many seminars and trade show events. Fulfillment of product to the end user is accomplished primarily through the services of third party fulfillment companies located in the United States, Europe and Japan.

Original Equipment Manufacturers. The Company licenses certain of its products to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with the OEM's equipment, typically personal computers, printers and scanners. During fiscal 1996, the Company had OEM agreements with Canon Computer Systems, Inc., Compaq Computer Corporation, Epson, Inc., Mustek, Inc., Escom, Inc., NEC Corporation, Olivetti A.T.C. Inc. and Vobis.


PROMOTION AND ADVERTISING

The Company's global marketing organization is responsible for worldwide product marketing, planning, positioning, market strategy, and communicating marketing plans to the Company's worldwide sales offices. Local personnel in each sales territory develop the marketing mix by coordinating media placement, direct mail, public relations, and channel sales management. The Company utilizes outside agencies in the development of marketing literature, advertisements, brochures, demonstration diskettes, and packaging, as well as an outside public relations agency.

The Company routinely conducts promotions with dealers, distributors, OEMs, and major customers in an effort to increase sales of its products. The Company advertises in the personal computer industry trade press and certain other business publications. To build awareness, the Company offers trial and preview versions with certain of its software products and participates in industry trade events.


PRODUCT SUPPORT

The Company offers technical support to its customers through telephone support, fax response, online services such as CompuServe, American Online, the Microsoft Network, and the Internet. Telephone support for the Company's business products is provided free of charge for 30 days to registered users, beginning with a customer's first phone call. Technical support after 30 days is provided via a priority access toll call, or through a contract service plan. Technical support for the Company's consumer products is provided free of charge. Telephone support is provided from 7:00 a.m. to 5:00 p.m. Central Standard Time in the United States. Online support is provided 24 hours a day, 7 days a week. The Company generally outsources product support activities to independent, third-party service providers in the United States, Europe, Japan and Australia.


PRODUCT DEVELOPMENT

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development effort also emphasizes introduction of new products to broaden the Company's product line and to reach larger segments of the market.

In order to foster an entrepreneurial spirit among its developers and to assure better quality control and encourage innovation, the Company adopted a program to provide certain incentives to developers principally responsible for the design and development of versions of key products. Under the program, developers principally responsible for the design and development of products are eligible to receive stock options under the Company's Incentive and Nonstatutory Stock Option Plan. Options are granted in each quarter in which the Company records a profit based upon a formula involving quarterly gross margins and the closing market price of the Company's common stock on the last day of each such quarter.

See the Consolidated Statements of Operations and Intangible Assets in the Notes to Consolidated Financial Statements included under Item 8 for a discussion of research and development expenditures.


COMPETITION

The personal computer graphics software market is highly competitive. The Company's competitors include many independent applications software vendors, such as Adobe Systems Incorporated, Broderbund Software, Inc., Corel Systems Corporation, Macromedia, Inc., Microsoft Corporation, and Visio Corporation. The primary competitors for ABC FlowCharter are Visio and Corel; and the primary competitors for ABC Graphics Suite and the Designer Power Pack are Adobe, Corel, and Macromedia. Competitors of the Company's consumer products include Broderbund and Microsoft.

Most of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. There can be no assurance that competitors will not develop products that are superior to the Company's applications software products or that will achieve greater market acceptance at the Company's expense, possibly resulting in reduced sales of the Company's applications software products.

The Company believes that the principal competitive factors in the applications products market include customer demand, product capabilities, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support services. The Company believes that its products currently compete favorably with respect to these factors.

See "Trends and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.


PRODUCT PROTECTION

The Company attempts to protect its ownership rights in its software products with patents, trademarks, copyrights, trade secret laws, and nondisclosure safeguards, as well as contractual restrictions on copying, disclosure, and transferability that are incorporated into its software license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products to obtain information that the Company regards as proprietary. Existing laws protecting intellectual property are helpful but imperfect aids in preventing unauthorized copying and use of the Company's products. Monitoring and identifying unauthorized copying and use of software can be difficult, and software piracy is a persistent problem for the software industry.

The Company believes that because of the rapid technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's personnel, name recognition, and ongoing product innovation.


TRADEMARKS

Micrografx, Picture Publisher, ABC FlowCharter, Windows Draw, PhotoMagic and Visual Reality are registered trademarks of Micrografx, Inc. The Micrografx logo, ABC Graphics Suite, ABC Media Manager, Micrografx Designer, ABC SnapGraphics, ABC ToolKit, Simply 3D and Instant 3D are trademarks of Micrografx, Inc. Crayola Amazing Art Adventure, Crayola Art Studio and Crayola Art Studio 2 are trademarks of Binney & Smith. Crayola is a registered trademark of Binney & Smith, used with permission. Hallmark Connections and Card Studio are trademarks of Hallmark Licensing, Inc. American Greetings CreataCard Plus is a trademark of American Greetings Corporation. Microsoft and Windows are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. All other products are trademarks or registered trademarks of their respective holders.


MANUFACTURING

The Company assembles products in the United States and the Netherlands. The principal materials and components used in the Company's products include disks, books, other printed material and packaging. The Company outsources a portion of its manufacturing activity to third parties, including disk duplication and product assembly. The Company has multiple sources of raw materials, supplies, and components, and the Company does not currently anticipate difficulty in securing the raw materials required in connection with its operations.


EMPLOYEES

As of June 30, 1996, the Company employed 262 associates, of which 115 were in product development, 71 in sales, marketing and customer support, and 76 in finance, operations, and administration. The Company's continued success is dependent in part upon its ability to attract and retain qualified employees. Competition for employees in the software industry is intense. To date, the Company believes that it has been successful in its efforts to recruit and retain highly qualified employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

The executive officers of the Company are as follows:

         NAME        AGE                  POSITION WITH THE COMPANY
         ----        ---                  -------------------------
J. Paul Grayson       46    Chairman of the Board and Chief Executive Officer

Herman DeLatte        42    Chief Operating Officer

Larry G. Morris       58    Chief Financial Officer and Treasurer

John E. Dearborn      40    Vice President and General Manager, United States
                            Subsidiary



J. Paul Grayson is co-founder of the Company and has served as the Chairman of the Board of Directors since the Company's predecessor partnership was incorporated in March 1984. Prior to founding the Company, he was a software consultant with Peat, Marwick, Mitchell & Co. from 1980 to 1983.

Herman DeLatte was appointed Chief Operating Officer in October 1994. Prior to his promotion to Chief Operating Officer, Mr. DeLatte was Senior Vice President and General Manager of the Company's international subsidiaries, and was responsible for the Company's international markets. Prior to joining Micrografx in 1991, Mr. DeLatte served as managing director in major areas of Europe for Ashton-Tate Corporation from 1988 to 1991.

Larry G. Morris was appointed Chief Financial Officer in September 1996 after serving as the Company's Interim Chief Financial Officer since July 1996. Prior to joining the Company, Mr. Morris held several key management positions in his seven years at ADVO, Inc., including Senior Executive Vice President, Chief Administrative and Process Development Officer, and Chief Financial Officer.

John E. Dearborn was appointed Vice President and General Manager, United
States in May 1994. Mr. Dearborn joined the Company as Director of OEM Sales in February 1991 and has held various positions with the Company, including
Vice President of Sales, Vice President, Business Development and Director of Sales. Prior to joining the Company, Mr. Dearborn was a co-founder and Vice President, Sales and Marketing from 1988 to February 1991 for Astral Development Company, which was acquired by the Company in February 1991.


ITEM 2.          PROPERTIES

The Company's headquarters are located in Richardson, Texas, and includes approximately 67,000 square feet of leased space under an agreement that expires on August 31, 1999. The leased space is used for research and development, sales and marketing, manufacturing, operations, and administration. The Company currently leases space for development and sales offices in Los Angeles and San Francisco, California; and international sales offices in Woking, United Kingdom; Paris, France; Munich, Germany; Chatswood, Australia and Tokyo, Japan; and a production control office in Venlo, the Netherlands.


ITEM 3.          LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter ended June 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on NASDAQ/NMS under the symbol MGXI. As of June 30, 1996, there were approximately 246 holders of record of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the three most recent fiscal years and has no intention of paying cash dividends in the foreseeable future.

The following are the high and low closing sale prices of the Company's stock per the NASDAQ National Market System:

QUARTER ENDED                   HIGH            LOW
- -------------                   ----            ---
September 30, 1994           $  6.750         $ 4.625
December 31, 1994            $  7.125         $ 5.000
March 31, 1995               $  8.000         $ 5.750
June 30, 1995                $  9.250         $ 5.750
September 30, 1995           $ 13.875         $ 7.625
December 31, 1995            $ 14.000         $ 9.188
March 31, 1996               $ 15.125         $11.500
June 30, 1996                $ 18.625         $12.000

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS (in thousands, except per share data) (1)

                                                                            YEARS ENDED JUNE 30,
================================================================================================================
                                                  1996          1995         1994          1993          1992
- ----------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED) (UNAUDITED)
Net revenues                                       $72,919      $64,345      $ 61,505      $ 56,477      $56,878

Income (loss) from operations                      $ 1,078      $   529      $ (6,355)     $ (4,327)     $ 4,989

Net income (loss)                                  $ 1,112      $   695      $ (5,768)     $ (3,472)     $ 3,395

Earnings (loss) per share                          $  0.11      $  0.07      $  (0.64)     $  (0.40)     $  0.39

Shares used in computing earnings (loss) per        10,136        9,480         8,986         8,754        8,672
  share




BALANCE SHEET DATA (in thousands, except per share data and percentages)(1)

                                                                               AS OF JUNE 30,
================================================================================================================
                                                  1996          1995         1994          1993          1992
- ----------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)  (UNAUDITED)
Cash and short-term investments                   $ 18,634     $ 16,641      $ 18,098      $ 13,656     $ 14,687

Working capital                                   $ 21,232     $ 16,726      $ 13,861      $ 16,701     $ 20,467

Total assets                                      $ 40,098     $ 39,290      $ 38,577      $ 40,739     $ 44,044

Total long-term liabilities                       $    684     $    903      $  1,152      $  4,138     $  2,079

Debt to banks                                            -     $    700      $  1,687      $  2,951     $  3,800

Shareholders' equity                              $ 29,105     $ 25,976      $ 23,711      $ 27,315     $ 29,197

Cash and investments per share outstanding        $   1.82     $   1.73      $   1.97      $   1.58     $   1.77

Debt to equity                                           -            3%            7%           11%          13%

- ---------------------------------

(1) On April 2, 1996, Micrografx, Inc. acquired Visual Software, Inc. in a stock-for-stock acquisition accounted for as a pooling of interest. The above financial data has been retroactively adjusted to include the results of Visual for all periods presented. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx develops and markets graphics software which enhances visual communication and empowers creative expression.

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc. ("Visual") for approximately 882,536 shares of Micrografx common stock. Visual and its subsidiaries are engaged in the development and marketing of 3-D graphics software and Micrografx intends to continue the business of Visual. The merger has been accounted for as a pooling of interests. Accordingly, the financial information of Micrografx has been restated to retroactively include the accounts and operations of Visual for all periods presented. As a result of this merger, the Company incurred several charges for professional services, the write-offs of costs related to certain software products which will not be actively marketed, exit costs, and costs to eliminate excess personnel and duplicate leases of approximately $3,379,000, of which $1,359,000 was non-cash. For further information on the Visual merger, see Notes to Consolidated Financial Statements.

For the fiscal year ended June 30, 1996 (after retroactively restating the results prior to April 2, 1996, for the Visual merger accounted for as a pooling of interests, see above), the Company reported net revenues of $72.9 million which represents an increase of 13% from the $64.3 million for the year ended June 30, 1995. Including the acquisition related charges of $3.4 million, net income for the year ended June 30, 1996 was $1.1 million, or $0.11 per share. This compares to net income of $0.7 million, or $0.07 per share, for fiscal 1995. Excluding the acquisition related charges and including Visual operations only for the period subsequent to the acquisition, net income for the year ended June 30, 1996 would have been $5.5 million, or $0.54 per share, on revenues of $69.5 million.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                                                           YEARS ENDED JUNE 30,
                                                     ADJUSTED(1)       ----------------------------
                                                       1996             1996       1995       1994
                                                     ----------        ------     ------     ------
Net revenues                                           100%             100%       100%       100%
Cost of revenues                                        24%              24%        25%        24%
Gross profit                                            76%              76%        75%        76%

Operating expenses:
   Sales and marketing                                  46%              48%        54%        54%
   General and administrative                           10%              11%        12%        15%
   Research and development                              9%              10%         8%        11%
   Acquisition charges                                   -                5%         -          -
   Restructuring charges                                 -                -          -          6%
Total operating expenses                                66%              75%        74%        86%

Income (loss) from operations                           10%               1%         1%       (10%)

Non operating (income) expense                          (1%)             (1%)       (1%)        1%

Income (loss) before income taxes                       11%               2%         2%       (11%)

Income taxes                                             3%               1%         1%        (2%)

Net income (loss)                                        8%               2%         1%        (9%)


(1) Results of operations for fiscal 1996 including Visual only subsequent to April 2, 1996, and excluding the acquisition charges.

The Company's business model transformation that began in fiscal 1994 included:

o   A continued focus on core applications;
o   "Value" price points on all business products;
o   Bundling product offerings into "suites"; and
o   The development of a consumer product line.

As depicted above, the Company showed strong improvement (on an adjusted basis) in its business model during fiscal 1996. Gross margins improved from 75% of revenues to 76% of revenues even with the overall reduction in price points and a shift in the Company's product mix to increased revenues from its consumer products. The consumer product line represented 27% of revenues in fiscal 1996, an increase from 10% of revenues in fiscal 1995. In addition, total operating expense decreased to 66% of revenues (on an adjusted basis), from the 74% of revenues reflected in fiscal 1995. This is primarily the result of the leveraging of the Company's fixed cost structure during fiscal 1996 as revenues grew year over year. These improvements resulted in net income as a percentage of revenue increasing to 8% (on an adjusted basis) in fiscal 1996, compared to 1% in fiscal 1995.

FISCAL 1996 COMPARED TO FISCAL 1995

The following comparisons are made after giving effect to the retroactive restatement of financial information to include the accounts and operations of Visual for all periods presented.

NET REVENUES
Net revenues for fiscal 1996 were $72.9 million, compared to net revenues for fiscal 1995 of $64.3 million.

The following table sets forth, by customer category, net revenues by product category and the percentage relationship to total net revenues. The Business category includes ABC Graphics SuiteTM, Micrografx DesignerTM, Picture Publisher(R), Designer Power Pack, ABC FlowCharter(R), ABC ToolKitTM, ABC SnapGraphicsTM, Simply 3DTM, Instant 3DTM and Visual Reality(R). The Consumer category includes CrayolaTM Amazing Art AdventureTM , CrayolaTM Art StudioTM, CrayolaTM Art StudioTM 2, CrayolaTM Art, Hallmark ConnectionsTM Card StudioTM, Windows Draw(R) and PhotoMagic(R). Legacy products include Micrografx CharismaTM, Windows OrgChart(R), Graphics Works(R) and revenues from clipart libraries and support services.

                                              YEARS ENDED JUNE 30,
                                      1996        %         1995        %
                                    ----------------------------------------
                 Business           $    51,602     71%   $   56,411     88%
                 Consumer                20,030     27%        6,516     10%
                 Legacy                   1,287      2%        1,418      2%
                                    ----------------------------------------

                 Total revenues     $    72,919    100%   $   64,345    100%


BUSINESS
The Company markets and sells business products for the Windows(R) 3.1, Windows(R) 95TM and Windows(R) NTTM operating systems. Revenues from the Company's business products designed for the Windows 3.1 operating system, the predecessor to Windows 95, declined and were partially offset by revenue from ABC Graphics Suite. The ABC Graphics Suite is designed specifically for the Windows 95 and Windows NT operating systems and includes new versions of the Company's traditional business products: ABC FlowCharter, Designer and Picture Publisher. During the year ended June 30, 1996, revenue from the ABC Graphics Suite represented 26% of the Company's business products revenues. The Company's future business products revenues are expected to become substantially dependent upon sales of ABC Graphics Suite as companies migrate to Windows 95 and Windows NT software applications. The decline in overall business revenue from the prior year reflects the delay in corporations adopting Windows 95 and Windows NT, as the Company's principal business product is designed for these operating environments.

CONSUMER
The revenue growth in the Company's consumer products was primarily attributable to the release of the initial version of the Hallmark ConnectionsTM Card StudioTM in August 1995. During the year ended June 30, 1996, revenue from the Hallmark ConnectionsTM Card StudioTM represented 48% of the Company's consumer products revenues. In addition, revenue from Windows Draw and the products licensed under the Crayola(R) brand name grew 49% and 26% year over year, respectively. See "Licensing Agreements" under "Trends and Risk Factors" for further discussion of Hallmark ConnectionsTM Card StudioTM and the Crayola(R) brand name products.

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                                   YEARS ENDED JUNE 30,
                                        1996         %        1995        %
                                     -----------------------------------------
               Americas              $     35,671     49%   $   28,617     45%
               Europe                      25,196     34%       26,496     41%
               Pacific Rim                 12,052     17%        9,232     14%
                                     -----------------------------------------

               Total net revenues    $     72,919    100%   $   64,345    100%

The growth of net revenues during the year was greatest in Japan and the United States, which grew 46% and 24%, respectively, over fiscal 1995. Revenues in the U.S. was positively impacted by the release of ABC Graphics Suite and the Company's consumer product offerings. Revenue declined slightly in Europe due to general economic conditions, slower transition to Windows 95 and Windows NT, and that the Company's consumer products are not distributed in Europe.

COST OF REVENUES AND GROSS PROFIT
Cost of revenues includes the cost of documentation, diskettes, packaging and production overhead for the Company's application software products; amortization of capitalized software development costs and acquired product rights; and external product royalties. Cost of revenues in fiscal 1996 were $17.5 million, or 24% of net revenues, compared to $16.1 million or 25% of net revenues in fiscal 1995. The improvement in cost of revenues as a percentage of net revenues for fiscal 1996 is attributable to a product mix that includes more OEM (products bundled by original equipment manufacturers) and license revenues, which have lower cost of revenues than full product versions. This improvement was offset in part by increased external royalties associated with certain of the Company's consumer products.

SALES AND MARKETING EXPENSE
Sales and marketing expenses include the cost of advertising, promotions, coop, rebate and incentive programs with distributors, trade shows, marketing, technical support, and the Company's sales force. Sales and marketing expenses in fiscal 1996 were $35.1 million, or 48% of net revenues, compared to $34.7 million, or 54% of net revenues, in fiscal 1995. The decrease in sales and marketing expense as a percentage of revenue reflects the efficiencies gained by marketing fewer products as a result of their combination into suite offerings.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses include the costs of the Company's information systems, human resources, finance and administrative functions. General and administrative expenses in fiscal 1996 were $8.2 million, or 11% of net revenues, compared to $7.6 million, or 12% of net revenues, in fiscal 1995. The decrease in general and administrative expenses as a percentage of net revenues reflects efficiencies realized by leveraging the Company's organization over a larger revenue base.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses include compensation, benefits, and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved, and amortizes these costs over a period ranging from 12 to 24 months, depending on the product. Amortization of capitalized software development costs is included in cost of revenues.

Research and development expenses (net of amounts capitalized) in fiscal 1996 were $7.6 million, or 10% of net revenues, compared to $5.4 million, or 8% of net revenues, in fiscal 1995, an increase of $2.2 million. Gross research and development expenses, before capitalization, for fiscal 1996 were $10.9 million, or 15% of net revenues, compared to $8.9 million, or 14% of revenues for fiscal 1995. The increase in gross spending is due to increased investment across all product lines.

During fiscal 1996, the Company capitalized approximately $3.3 million in software development costs and amortized $3.3 million in software development costs. This compares to capitalization of $3.5 million and amortization of $3.3 million for fiscal 1995.

ACQUISITION CHARGES
On April 2, 1996, Micrografx acquired all of the issued and outstanding capital stock and options of Visual, which has been accounted for as a pooling of interests. As a result of this acquisition, the Company incurred charges for professional services, the write-offs of costs related to certain software products which will not be actively marketed, exit costs, and costs to eliminate excess personnel and duplicate leases of approximately $3,379,000, of which $1,359,000 was non-cash. Components of the acquisition related charges consisted of the following (in thousands):


                 Acquisition transaction costs                   $ 1,115
                 Asset write-downs:
                       Inventory and accounts receivable             840
                       Acquired product rights                       158
                       Fixed assets                                  241
                  Severance and other                              1,025
                                                                 -------
                  Total acquisition charges                      $ 3,379

The severance charges resulted from the closing of Visual's general and administrative support office and the related termination of 21 Visual employees which was substantially completed during the 4th quarter. As a result of the acquisition charges, future operating results are expected to benefit from the reduction in workforce and elimination of duplicate facilities. Estimated annual cost reductions of approximately $0.9 million in salaries and benefits from the reduction in workforce and estimated total future cost reductions of approximately $0.4 million in depreciation, amortization and occupancy costs are anticipated from the write-offs of software products which will not be actively marketed by the Company and the elimination of duplicate facilities and equipment.

EFFECT OF EXCHANGE RATES
Exchange rates during fiscal 1996 had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1995 rates, the Company would have reported approximately $0.5 million more in net revenues in fiscal 1996. Exchange rates during fiscal 1996 had no material net effect on operating expenses reported by the Company as compared to the 1995 rates.

NON OPERATING (INCOME) EXPENSE
Non operating (income) expense includes interest income, interest expense and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency, and gains or losses when receivables and payables denominated in foreign currency are settled. Interest income increased from $0.7 million in fiscal 1995 to $0.9 million in fiscal 1996, primarily as a result of improvements in short-term interest rates and an increase in the cash equivalents and short-term investments balances. Unfavorable exchange rate variations charged $0.4 million to other expense in fiscal 1996, compared to contributing other income of $0.3 million in fiscal 1995.

INCOME TAXES
The Company recognized a tax provision of $0.5 million in fiscal 1996, compared to $0.8 million in fiscal 1995. For further information on income taxes, see Notes to Consolidated Financial Statements. As the Company continues to generate income from operations, it is expected that the Company's effective tax rate will increase in the future as net operating loss carryforwards and research and development credits become utilized, and as $1.1 million of the valuation allowance will be credited to equity if the valuation allowance is reduced in future years.

FISCAL 1995 COMPARED TO FISCAL 1994

The following comparisons are made after giving effect to the retroactive restatement of financial information to include the accounts and operations of Visual for all periods presented.

NET REVENUES
Net revenues for fiscal 1995 were $64.3 million, compared to net revenues for fiscal 1994 of $61.5 million. In fiscal 1994, the Company discontinued certain of its products which no longer fit within the Company's long-term business strategy. As a result, revenue from such legacy products declined significantly in fiscal 1995, when compared to the prior year. This decline was offset by revenue growth from the Company's core products.

The following table sets forth, by customer category, net revenues by product category and the percentage relationship to total net revenues. The Business category includes ABC Graphics Suite, Micrografx Designer, Picture Publisher, Designer Power Pack, ABC FlowCharter, ABC ToolKit, ABC SnapGraphics, Simply 3D,
Instant 3D and Visual Reality.   The Consumer category includes CrayolaTM
Amazing Art AdventureTM , CrayolaTM Art StudioTM, CrayolaTM Art StudioTM 2, CrayolaTM Art, Hallmark ConnectionsTM Card StudioTM, Windows Draw and PhotoMagic. Legacy products include Micrografx Charisma, Windows OrgChart, Graphics Works and revenues from clipart libraries and support services.

                                             YEARS ENDED JUNE 30,
                                     1995         %        1994        %
                                    ---------------------------------------
              Business              $   56,411     88%   $   51,920     84%
              Consumer                   6,516     10%        4,705      8%
              Legacy                     1,418      2%        4,880      8%
                                    ---------------------------------------

              Total net revenues    $   64,345    100%   $   61,505    100%

BUSINESS
Revenues from the Business category in fiscal 1995 were $56.4 million, compared to $51.9 million in fiscal 1994, a increase of $4.5 million, or 9%. ABC FlowCharter, including ABC FlowCharter, ABC ToolKit and ABC SnapGraphics, was the Company's best-selling product, with revenues totaling $26.5 million in fiscal 1995, compared to $21.9 million in fiscal 1994, an increase of $4.6 million, or 21%. During fiscal 1995, the Company released Designer Power Pack, a suite containing Designer, Picture Publisher, and Kai's Power Tools, a third-party application. The introduction of the suite product in the third fiscal quarter resulted in a migration from Designer and Picture Publisher to the more value-oriented offering. Revenues from Designer were $14.8 million in fiscal 1995, compared to $23.4 million in fiscal 1994, a decrease of $8.6 million, or 37%. Revenues from Picture Publisher grew from $5.8 million in fiscal 1994 to $6.7 million in fiscal 1995, an increase of $0.9 million, or 16%. Revenues from Designer Power Pack were $4.5 million for the two quarters it was available in fiscal 1995.

Revenues from Visual products increased a total of $3.1 million, from $0.8 in fiscal 1994 to $3.9 million in fiscal 1995. The Visual products include Simply 3D and Visual Reality. Simply 3D revenues were $1.6 million during fiscal 1995. Visual Reality, which was released during fiscal 1995, generated revenues of $2.0 million.

CONSUMER
Revenues from the Consumer Products category were $6.5 million in fiscal 1995, compared to $4.7 million in fiscal 1994, an increase of $1.8 million, or 38%. The Company released diskette versions of CrayolaTM Amazing Art AdventureTM and CrayolaTM Art StudioTM in late fiscal 1994, and CD ROM versions of the products in fiscal 1995.

LEGACY
Legacy and other revenues were $1.4 million in fiscal 1995, compared to $4.9 million in fiscal 1994, a decrease of $3.5 million or 71%. The decline is primarily the result of revenues from Charisma decreasing by $2.1 million, from $2.8 million in fiscal 1994 to $0.7 million in fiscal 1995.

Net revenues by geographical region and as a percentage of total revenues are as follows:

                                                    YEARS ENDED JUNE 30,
                                        1995         %        1994        %
                                       ---------------------------------------
                 Americas              $   28,617     45%   $   27,498     44%
                 Europe                    26,496     41%       28,716     47%
                 Pacific Rim                9,232     14%        5,291      9%
                                       ---------------------------------------

                 Total net revenues    $   64,345    100%   $   61,505    100%

Revenue declines in Europe, as a result of declines in the Company's legacy products as discussed previously, were offset by growth in the Pacific Rim and the Americas. Revenue growth was greatest in the Pacific Rim, where revenues grew from $5.3 million in fiscal 1994 to $9.2 million in fiscal 1995, increasing $3.9 million, or 74%. Revenue growth was greatest in Japan, which increased 113% from $3.2 million in fiscal 1994, to $6.8 million in fiscal 1995.

COST OF REVENUES AND GROSS PROFIT
Cost of revenues in fiscal 1995 were $16.1 million, or 25% of net revenue, compared to $15.0 million or 24% of net revenue in fiscal 1994. In general, the Company's efforts during fiscal year 1995 to reduce the average selling prices of its products, introduce new product suite offerings, and enter the consumer software marketplace had a negative effect on gross margins as a percentage of net revenues when compared to the prior year. In some cases, the Company was able to limit the impact on gross margins through reductions in the cost of revenues in some of the products.

SALES AND MARKETING EXPENSE
Sales and marketing expenses in fiscal 1995 were $34.7 million, or 54% of net revenues, compared to $33.1 million, or 54% of net revenues, in fiscal 1994. Sales and marketing expense increased in fiscal 1995 primarily due to increased sales and marketing efforts relating to Visual products which were offset by reduced staffing levels worldwide and more efficient use of advertising and cooperative and incentive programs. Fiscal 1994 sales and marketing expenses also included certain costs associated with the formation and initial launch of the consumer products.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses in fiscal 1995 were $7.6 million, or 12% of net revenues, compared to $9.1 million, or 15% of net revenues, in fiscal 1994, a decrease of $1.5 million. The expense reduction was primarily due to the departure of a former executive in fiscal 1994, reduced costs associated with legal matters and reduced costs associated with information systems, when compared to the prior year.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses (net of amounts capitalized) in fiscal 1995 were $5.4 million, or 8% of net revenues, compared to $6.8 million, or 11% of net revenues, in fiscal 1994, a decrease of $1.4 million. In fiscal 1995 and 1994, gross research and development spending was $8.9 million and $9.5 million, respectively, a decrease of $0.6 million. The decrease in gross spending was due primarily to the transition from a cash-based developer incentive program to a stock option-based developer incentive program offset by an increase in development costs associated with Visual products.

EFFECT OF EXCHANGE RATES
Exchange rates during fiscal 1995 had a favorable impact on revenues reported by the Company. If exchange rates had not changed from their 1994 rates, the Company would have reported approximately $2.7 million less in revenues in fiscal 1995. Exchange rates during fiscal 1995 had an adverse effect on operating expenses reported by the Company. If exchange rates had not changed from their 1994 rates, the Company would have reported approximately $1.4 million less in sales and marketing expenses in fiscal 1995.

NON OPERATING (INCOME) EXPENSE
Interest income increased from $0.6 million in fiscal 1994 to $0.7 million in fiscal 1995, primarily as a result of improvements in short-term interest rates. Favorable exchange rate variations contributed $0.3 million to other income in fiscal 1995, compared to other expense of $1.0 million in fiscal 1994.

INCOME TAXES
The Company recognized a provision of $0.8 million in fiscal 1995, with an effective tax rate of 52% due to not benefiting from Visual net operating losses. In fiscal 1994, the Company recorded a tax benefit of $1.1 million on a loss from operations of $6.4 million. For further information on income taxes, see Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial results for each of the last eight quarters through June 30, 1996 (in thousands). These financial results are unaudited and have been restated from the financial results previously reported to include the operations of Visual in accordance with pooling-of-interests accounting. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

                                                                  QUARTERS ENDED (RESTATED)
                  =====================================================================================
                                                          9/30/94     12/31/94     3/31/95      6/30/95
                                                      -------------------------------------------------
                  Net revenues                            $14,765      $17,858     $15,896     $ 15,826


                  Gross profit                            $10,960      $13,486     $11,870     $ 11,881

                  Income (loss) from operations           $  (142)     $   932     $   227     $   (488)

                  Net income (loss)                       $   (16)     $   795     $   356     $   (440)

                  Income (loss) per share                 $  0.00      $  0.09     $  0.04     $  (0.05)


                  Shares used in computing income
                  (loss) per share                          9,275        9,281       9,728        9,623

                                                                  QUARTERS ENDED (RESTATED)
                  =====================================================================================
                                                        9/30/95     12/31/95     3/31/96      6/30/96
                                                      -------------------------------------------------
                  Net revenues                            $15,678      $22,143     $18,355     $16,743

                  Gross profit                            $11,930      $17,058     $13,718     $12,716


                  Income (loss) from operations           $    70      $ 2,439     $   545    *$(1,976)

                  Net income (loss)                       $  (119)     $ 1,695     $   487    *$  (951)


                  Income (loss) per share                 $ (0.01)     $  0.17     $  0.05    *$ (0.09)

                  Shares used in computing income
                  (loss) per share                          9,666        9,997      10,177      10,091

* The financial results for the quarter ended June 30, 1996, include the Visual related acquisition charge of $3.4 million. See Notes to Consolidated Financial Statements.

The following table presents selected financial results for each of the last eight quarters through June 30, 1996 (in thousands) as previously reported prior to the restatement for the Visual merger. The quarter ended June 30, 1996, includes the operations of Visual subsequent to the April 2, 1996, acquisition. These financial results are unaudited and are presented for comparative purposes.

                                                               QUARTERS ENDED (PREVIOUSLY REPORTED)
                  =====================================================================================
                                                        9/30/94     12/31/94     3/31/95      6/30/95
                                                      -------------------------------------------------
                  Net revenues                            $14,211      $17,157     $14,563      $14,513

                  Gross profit                            $10,521      $13,000     $10,937      $10,887

                  Income from operations                  $    17      $ 1,143     $   407      $    41


                  Net income                              $   102      $   892     $   557      $   227

                  Income per share                        $  0.01      $  0.10     $  0.06      $  0.03


                  Shares used in computing income
                  per share                                 8,778        8,763       8,935        8,851

                                                              QUARTERS ENDED (PREVIOUSLY REPORTED)
                  =====================================================================================
                                                        9/30/95     12/31/95     3/31/96      6/30/96
                                                      -------------------------------------------------
                  Net revenues                            $15,050      $20,341     $17,356      $16,743

                  Gross profit                            $11,466      $15,669     $13,140      $12,716


                  Income (loss) from operations           $   852      $ 2,886     $ 2,090      $(1,976)

                  Net income (loss)                       $   440      $ 2,020     $ 1,595      $  (951)


                  Income (loss) per share                 $  0.05      $  0.22     $  0.17      $ (0.09)

                  Shares used in computing income
                  (loss) per share                          9,109        9,203       9,369       10,091


TRENDS AND RISK FACTORS
The following discusses trends and risk factors inherent in the Company's business environment.

NEW OPERATING SYSTEMS
In August 1995, Microsoft Corporation released Windows 95, a 32-bit operating system that is the successor product to the DOS operating system and the Windows 3.1 operating environment. Almost all of the Company's current products have been developed to be used with 32-bit operating systems which also encompasses Windows NT. Because Windows 3.1 is currently the most prevalent operating environment on PCs, Windows 95 and

Windows NT are expected to be the dominant operating systems in the future. Currently, the Windows 95/NT upgrade cycle is occurring at a slower rate than initially expected. As the rate of upgrade to Windows 95/NT increases, it should initiate a strong product upgrade cycle as customers purchase 32-bit applications that take advantage of the enhanced capabilities. However, there can be no assurance that upgrades to Windows 95/NT will occur at a rate sufficient to benefit the Company's efforts to sell its 32-bit products. The Company's future revenue could be negatively impacted by the rate at which customers transition to the Windows 95/NT environments.

NEW PRODUCT INTRODUCTIONS
The Company's future financial performance will depend in significant part upon the successful development and introduction of new and enhanced versions of its products and customer acceptance of these products, of which there can be no assurance.

LICENSING AGREEMENTS
The Company's business strategy includes entering into licensing agreements with third parties in an effort to increase brand awareness for the Company's products by associating the Micrografx name with products and services which customers already know. One such licensing agreement is with Hallmark Cards, Inc. relating to the Hallmark Connections Card Studio product for the consumer greeting card software market. The Hallmark Connections Card Studio product accounted for $9.7 million or approximately 13% of the Company's fiscal 1996 revenues. Hallmark Cards, Inc. has recently announced the introduction of a new product for the consumer greeting card market in conjunction with Microsoft Corporation which will compete directly with the Company's greeting card products, and Hallmark Cards, Inc. has advised the Company that it does not intend to renew the Company's license agreement for the Hallmark Connections Card Studio product. The license expires in September 1997 unless earlier terminated. The Company expects the new competing Hallmark/Microsoft product to be shipped in the first quarter of fiscal 1997. In light of the above, the Company has entered into a licensing agreement with American Greetings Corporation for a new product for the consumer greeting card market, American Greetings CreataCard Plus, to be shipped in the first quarter of fiscal 1997. Based upon Hallmark Cards, Inc.'s product introduction with Microsoft, the maturing life cycle of the Company's Hallmark Connections Card Studio product, increasing competition and other factors, the Company expects that it will not be able to rely on continued sales of the Hallmark Connections Card Studio product, particularly not at the revenue levels experienced in fiscal 1996. Therefore, the Company expects that its success in the consumer greeting card software market will be dependent upon the successful market introduction and market acceptance of the American Greetings CreataCard Plus, of which there can be no assurance. Because the American Greetings product is a new market entrant in the consumer greeting card market, having a suggested retail price that is 40% lower than the Company's Hallmark Connections Card Studio and in light of the competition it will confront from the new Hallmark/Microsoft product, there can be no assurance that in fiscal 1997 the American Greetings product, when combined with sales of the Hallmark Connections Card Studio product, will generate revenues which are comparable to the revenues generated by the Hallmark Connections Card Studio product in fiscal 1996.

The Company's product offering in fiscal 1996 included Crayola Art and Crayola Art Studio 2, pursuant to a license agreement between the Company and Binney & Smith Properties, Inc., a subsidiary of Hallmark Cards, Inc. Together these products accounted for $4.3 million or 5.9% of fiscal 1996 revenues. This license agreement expires on December 31, 1996, at which time the Company must discontinue distribution of these products, except that it may sell off existing inventories through March 31, 1997. The Company does not expect that this license agreement will be renewed.

TECHNOLOGICAL CHANGE
The personal computer industry is subject to rapid technological change and continuing development of new and enhanced operating environments. The success of the Company's products will depend to a large extent upon the Company's ability to continue to develop and introduce innovative and competitive products on a cost-effective and timely basis, of which there can be no assurance.

COMPETITION
The personal computer applications software market is highly competitive. The Company's competitors include many companies who have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than does the Company. Additionally, recent merger activity in the applications software market has served to strengthen the merging companies' ability to compete.

INTERNATIONAL OPERATIONS
The Company anticipates that international net revenues will continue to account for a significant portion of net revenues, which will result in a significant portion of the Company's net revenues being subject to the risks inherent in international operations. These risks include unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences.

CHANGES IN DISTRIBUTION CHANNELS
The retail distribution channel for software products is currently undergoing significant changes, with the expansion of software products into mass merchandisers and computer superstores. Additionally, the Company distributes its consumer products through channels not typically associated with software products, including mass merchandisers and toy stores. The Company's success depends in part on the ability to identify and respond to changes in the distribution channel.

SEASONALITY
The Company's results of operations are subject to significant quarterly variations. Causes of these variations include seasonality of the retail software market, delays in the introduction of new or enhanced versions of the Company's products, timing and cost of new product upgrades and introductions, and large distribution channel sales following the introduction of new or updated products. Historically, as is typical in the retail software industry, the Company has experienced some seasonal variations in demand, with sales declining somewhat in the summer months and increasing somewhat during the Christmas quarter and first calendar quarter.

UPGRADES
Product upgrades, which enable users to upgrade from earlier versions of the Company's products, or from competitors' products, typically have lower prices than new products, resulting in lower gross profit margins. The Company plans to continue upgrading successful products in the future.

INTERNET
The Company provides products for use in the Internet market. The Internet market is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use, together with the software standards and electronic media employed in such markets.

GROSS PROFIT
Product margins vary according to product mix and the geographical region in which the products are sold. Changes in product mix, including the mix of upgrade sales, the transition to "suite" products accompanied with value-pricing, as well as changes in the components of direct costs, may negatively affect the Company's gross profit in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $13.8 million and short-term investments of $4.8 million. The Company maintains approximately $6 million in total credit facilities, all of which was unused at June 30, 1996.

As discussed in Notes to Consolidated Financial Statements, the Company renewed its line of credit agreement effective January 1, 1996. The renewed line of credit remains secured by certain receivables and fixed assets and contains financial covenants, including limitations on minimum tangible net worth, net liquid assets and quick ratio, as defined. The revolving line of credit is due on demand on January 5, 1997 and bears interest at the bank's prime rate (8.25% at June 30, 1996).

CASH FLOWS DURING FISCAL 1996
For the year ended June 30, 1996, cash provided by operating and financing activities exceeded cash used in investing activities, resulting in an increase in cash and cash equivalents of $2.5 million. Cash flows from operating activities generated $8.5 million in cash during fiscal 1996, primarily due to positive income, and non-cash expenses partially offset by higher receivables and a decrease in payables.

Cash flows from investing activities used $6.8 million during fiscal 1996 and consisted primarily of purchases of property and equipment, and additions to capitalized software development costs and acquired product rights. Expenditures for property and equipment during fiscal 1996 were $1.7 million and consisted primarily of personal computer upgrades. Investments of $6.1 million were also made in capitalized software development costs and acquired product rights related to the development of new and enhanced versions of the Company's products.

Cash flows from financing activities provided $1.8 million in cash during fiscal 1996, due primarily to proceeds received from employee stock programs. This inflow of cash was partially offset by cash used to repay all outstanding notes payable and to repurchase approximately 80,000 shares of treasury stock.

CAPITAL RESOURCES
As of June 30, 1996, the Company had no significant commitments for capital expenditures.

The Company believes that cash flow from operations, existing cash, and existing borrowing arrangements will be sufficient to meet the Company's capital requirements in the short-term (the next 12 months). The Company believes that thereafter its liquidity requirements could be met with cash flow from operations, and existing cash and short-term investment balances.

OTHER MATTERS
The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occurred. Unrealized translation gains and losses are included as an adjustment to shareholders' equity. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and administrative operations. When necessary, the Company may also hedge to prevent material exposure.

LITIGATION
The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

RECENT ACCOUNTING PRONOUNCEMENTS
In October 1995, Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued which applies to fiscal years beginning after December 15, 1995. This statement defines a fair value based method of accounting for employee stock options, which measures compensation cost at the grant date based on the fair value of the award and recognizes the compensation cost over the service period, which is usually the vesting period. The statement gives the Company the option of continuing to account for employee stock options using the intrinsic value based method of accounting under the existing Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company will elect to continue accounting for employee stock options under APB No. 25. However, it will be required to make pro forma disclosures beginning in fiscal year 1997 of net income and earnings per share, as if SFAS No. 123's method of accounting had been adopted.

FORWARD-LOOKING STATEMENTS
The Company notes that each of the above forward-looking statements are subject to change based on various important factors, including, without limitation, competitive actions in the market place and the factors noted above under "Trends and Risk Factors".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MICROGRAFX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                          JUNE 30,
                                                     1996          1995
                                                   --------      --------
                        ASSETS

Current assets:
     Cash and cash equivalents                    $ 13,790      $ 11,329

     Short-term investments                          4,844         5,312

     Accounts receivable, net                        9,417         9,232

     Inventories                                     1,284         1,308

     Deferred tax asset                                497           484

     Other current assets                            1,709         1,472
                                                  --------      --------

         Total current assets                       31,541        29,137

Property and equipment, net                          3,150         4,631

Capitalized software development costs, net          3,451         3,596

Acquired product rights, net                         1,831         1,302

Other assets                                           125           624

                                                  --------      --------
         Total assets                             $ 40,098      $ 39,290
                                                  ========      ========


See accompanying notes.

                                MICROGRAFX, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                    JUNE 30,

                                                               1996          1995
                                                             --------      --------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                        $  4,230      $  6,158

     Accrued compensation and benefits                          1,422         1,399

     Other accrued liabilities                                  3,299         3,224

     Income taxes payable                                         820           710

     Accrued royalties                                            538           130

     Notes payable                                                  -           790

                                                             --------      --------
         Total current liabilities                             10,309        12,411

Deferred income taxes                                             632           867

Other liabilities                                                  52            36


Shareholders' equity:

     Common stock, $.01 par value,

         20,000 shares authorized; 10,800 and 10,132 shares

         issued; 10,218 and 9,630 shares outstanding              108           101

     Additional capital                                        28,677        24,747

     Retained earnings                                          4,686         3,574

     Cumulative translation adjustment                         (1,230)         (279)

     Less - treasury stock (582 and 502 shares), at cost       (3,136)       (2,167)


                                                             --------      --------
         Total shareholders' equity                            29,105        25,976
                                                             --------      --------
         Total liabilities and shareholders' equity          $ 40,098      $ 39,290
                                                             ========      ========



See accompanying notes.

                                MICROGRAFX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)




                                                     YEARS ENDED JUNE 30,
                                             1996            1995             1994
                                           --------        --------         --------
Net revenues                               $ 72,919        $ 64,345         $ 61,505
Cost of revenues                             17,497          16,148           15,026
                                           --------        --------         --------
  Gross profit                               55,422          48,197           46,479

Operating expenses:
 Sales and marketing                         35,108          34,703           33,089
 General and administrative                   8,219           7,607            9,147
 Research and development                     7,638           5,358            6,785
 Acquisition charges                          3,379               -                -
 Restructuring charges                            -               -            3,813
                                           --------        --------         --------
  Total operating expenses                   54,344          47,668           52,834

                                           --------        --------         --------
Income (loss) from operations                 1,078             529           (6,355)

Interest income                                (878)           (734)            (559)
Interest expense                                 14              83              147
Other (income) expense, net                     353            (277)             963

                                           --------        --------         --------
  Total non operating (income) expense         (511)           (928)             551
                                           --------        --------         --------
Income (loss) before income taxes             1,589           1,457           (6,906)

Income taxes                                    477             762           (1,138)

                                           --------        --------         --------
Net income (loss)                          $  1,112        $    695         $ (5,768)
                                           ========        ========         ========

Income (loss) per share                    $   0.11        $   0.07         $  (0.64)
                                           ========        ========         ========

Shares used in computing
income (loss) per share                      10,136           9,480            8,986
                                           ========        ========         ========

See accompanying notes

                                MICROGRAFX, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                              COMMON STOCK                            CUMULATIVE
                                            ----------------    ADDITIONAL  RETAINED   TRANSLATION TREASURY
                                            SHARES    AMOUNT     CAPITAL    EARNINGS   ADJUSTMENT    STOCK      TOTAL
                                            --------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                        9,034        $90    $19,931     $8,647        ($375)     ($978)  $27,315
Common stock issued under stock option
  plan                                          265          3        947          -            -          -       950
Common stock issued under stock purchase
  plan                                          142          1        629          -            -          -       630
Common stock issued by Visual Software,
  Inc.                                           80          1        227          -            -          -       228
Tax benefit of stock options exercised            -          -        519          -            -          -       519
Stock warrants issued                             -          -         23          -            -          -        23
Issuance of restricted stock (45 shares)          -          -       (139)         -            -        370       231
Treasury stock acquired (107 shares)              -          -          -          -            -       (726)     (726)
Translation of foreign currency financial
  statements                                      -          -          -          -          309          -       309
Net loss                                          -          -          -     (5,768)           -          -    (5,768)

                                            --------------------------------------------------------------------------
BALANCE, JUNE 30, 1994                        9,521         95     22,137      2,879          (66)    (1,334)   23,711
Common stock issued under stock option
  plan                                           65          1        246          -            -          -       247
Common stock issued under stock purchase
  plan                                          125          1        532          -            -          -       533
Common stock issued by Visual Software,
  Inc.                                          421          4      1,783          -            -          -     1,787
Tax benefit of stock options exercised            -          -         49          -            -          -        49
Treasury stock acquired (145 shares)              -          -          -          -            -       (833)     (833)
Translation of foreign currency financial
  statements                                      -          -          -          -         (213)         -      (213)
Net income                                        -          -          -        695            -          -       695
                                            --------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                       10,132        101     24,747      3,574         (279)    (2,167)   25,976
Common stock issued under stock option
  plan                                          421          4      2,841          -            -          -     2,845
Common stock issued under stock purchase
  plan                                          144          2        671          -            -          -       673
Common stock issued by Visual Software,
  Inc.                                          103          1        418          -            -          -       419
Translation of foreign currency financial
  statements                                      -          -          -          -         (951)         -      (951)
Treasury stock acquired (80 shares)               -          -          -          -            -       (969)     (969)
Net income                                        -          -          -      1,112            -          -     1,112
                                            --------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                       10,800       $108    $28,677     $4,686      ($1,230)   ($3,136)  $29,105
                                            ==========================================================================


See accompanying notes

                               MICROGRAFX, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              YEARS ENDED JUNE 30,
                                                                       1996            1995           1994
                                                                     --------        --------       --------
Cash flows from operating activities:
Net income (loss)                                                      $1,112         $   695       $ (5,768)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                      8,492           8,113          8,611
     Acquisition charge                                                 1,359               -              -
     Restructuring charge                                                   -               -          3,813
     Deferred income taxes and other                                      187             234         (1,793)
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                     (810)         (4,141)         3,354
          (Increase) decrease in inventories                             (161)            544           (363)
          (Increase) decrease in other current assets                    (267)             93            820
          (Decrease) increase in payables and accruals                 (1,542)           (342)         1,793
          (Decrease) increase in income taxes payable                     110             751              -
                                                                     --------        --------       --------
              Total adjustments                                         7,368           5,252         16,235
                                                                     --------        --------       --------
              Net cash provided by operating activities                 8,480           5,947         10,467
                                                                     --------        --------       --------
Cash flows from investing activities:
     Proceeds from maturities of short-term investments                 6,778           7,441          7,959
     Purchases of short-term investments                               (6,310)         (5,507)        (8,311)
     Capitalization of software development costs and
          purchases of acquired product rights                         (6,115)         (5,324)        (4,215)
     Purchases of property and equipment, net                          (1,679)         (1,820)        (2,627)
     Other                                                                499            (109)          (110)
                                                                     --------        --------       --------
              Net cash used in investing activities                    (6,827)         (5,319)        (7,304)
                                                                     --------        --------       --------
Cash flows from financing activities:
     Proceeds from notes payable                                            -             700              -
     Payments of notes payable                                           (790)         (1,570)        (1,964)
     Increase in due to related parties                                     -             938            738
     Proceeds from employee stock programs                              3,518             779          1,603
     Proceeds from issuance of common stock                                 -               -            217
     Tax benefits realized from stock transactions                          -              49            519
     Treasury stock acquired                                             (969)           (833)          (495)
                                                                     --------        --------       --------
              Net cash provided by financing activities                 1,759              63            618
                                                                     --------        --------       --------

Effect of exchange rates on cash and cash equivalents                    (951)           (213)           309

Net increase in cash and cash equivalents                               2,461             478          4,090
Cash and cash equivalents, beginning of year                           11,329          10,851          6,761
                                                                     --------        --------       --------
Cash and cash equivalents, end of year                               $ 13,790        $ 11,329       $ 10,851
                                                                     ========        ========       ========


See accompanying notes.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                          YEARS ENDED JUNE 30,
                                                  1996            1995           1994
                                                  -------       ---------       ---------
     Cash paid for --
          Interest                                $     4       $   66          $   114
          Income taxes                            $   355       $    9          $    31


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx develops and markets graphics software which enhances visual communication and empowers creative expression.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc., a California corporation ("Visual"). The acquisition has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been restated to retroactively include the accounts and operations of Visual for all periods presented. See "Acquisition of Visual Software, Inc." included herein.

CHANGE IN FISCAL YEAR
On May 10, 1994 the Board of Directors approved the changing of the Company's fiscal year end to periods ending June 30. This change became effective for the period ending June 30, 1994 and the Company filed a transition report on Form 10-Q for the three month transition period ended June 30, 1994. This change in year end better reflects the current nature of the Company's business. The accompanying financial statements have been restated to conform to the June 30 year end.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INVENTORIES
Inventories are stated at the lower of cost or market using a weighted-average method. Finished goods inventories include costs of material, labor and overhead. Major classes of inventory include the following (in thousands):

                                   June 30,
                              -------------------
                               1996        1995
                              --------   --------
Raw materials                 $    849   $    814
Finished goods                     435        494
                              --------   --------
                              $  1,284   $  1,308

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for using the straight-line method over the following estimated useful lives:

              Computers and equipment           2-5 Years
              Software                          2-5 Years
              Furniture and fixtures            5-7 Years
              Leasehold improvements            Shorter of Term of Lease or
                                                Asset Life

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved and also capitalizes costs of acquiring certain product rights in connection with the development of its computer software products. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs and acquired product rights are amortized straight-line over the estimated economic life of the products that ranges from 12 to 24 months, which approximates amortization based on the ratio of current net sales over future estimated net sales. The Company begins amortization when the products are available for general release to customers. All other research and development expenditures are charged to research and development expense in the period incurred.

FOREIGN CURRENCY
For the majority of the Company's foreign subsidiaries, the functional currency is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are reflected as cumulative translation adjustments, a reduction of shareholders' equity.

The net foreign currency exchange gains (losses) were $(399,000), $268,000 and $(940,000) for fiscal 1996, 1995 and 1994, respectively.

DERIVATIVE INSTRUMENTS
The Company periodically enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates. The Company does not enter into derivative transactions for speculative purposes. Foreign currency hedges are carried at fair value with the resulting gains and losses reflected in other (income) expense.

REVENUE RECOGNITION
Revenues on applications software product sales are recognized when the related products are shipped to customers, net of discounts and allowances for estimated future returns. The Company offers "stock balancing" (the ability to return slow-moving or obsolete products) to distributors and dealers. Products may be exchanged for credit against future purchases of other Company products on a minimum of a dollar-for-dollar basis. Defective products may be returned for credit or exchange. Returns in excess of the allowance could occur if a significant amount of the Company's products proved to be defective.

The Company periodically offers rebates to distributors, the amounts of which are primarily based on sales volume. The Company also offers distributors and resellers incentives and co-op funds, generally 2-10% of amounts invoiced, that are used to promote the Company's products. These funds are generally paid as a credit against outstanding invoices and are included in sales and marketing expense during the period in which revenue is recognized.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising expense was $5,528,000, $8,429,000 and $8,465,000 in 1996, 1995 and 1994, respectively.

STOCK-BASED COMPENSATION
In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued which applies to fiscal years beginning after December 15, 1995. This statement defines a fair value based method of accounting for employee stock options, which measures compensation cost at the grant date based on the fair value of the award and recognizes the compensation cost over the service period, which is usually the vesting period. The statement gives the Company the option of continuing to account for employee stock options using the intrinsic value based method of accounting under the existing Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will elect to continue accounting for employee stock options under APB No. 25. However, it will be required to make pro forma disclosures beginning in fiscal year 1997 of net income and earnings per share, as if SFAS No. 123's method of accounting had been adopted.

RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform with current year presentation.

ACQUISITION OF VISUAL SOFTWARE, INC.
On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual. In connection with the acquisition, Micrografx also agreed to exchange shares of its common stock for the 20% outstanding minority interest in Visual Worlds Development Corporation ("VWD") owned by persons other than Visual. VWD was an 80% owned subsidiary of Visual prior to the acquisition. Visual and its subsidiaries are engaged in the development and marketing of 3-D graphics software and Micrografx intends to continue the business of Visual. Micrografx issued approximately 0.36547 shares of common stock for each outstanding share of common stock of Visual, approximately 0.2930 shares of its common stock for each outstanding option, net of the option exercise price, and an aggregate of 3,655 shares of its common stock for the 20% interest in VWD owned by the minority stockholders of VWD. As a result, a total of approximately 882,536 shares of the common stock of Micrografx were issued in connection with these transactions.

Separate results for the periods prior to the acquisition are presented below (in thousands, except per share data). The summary below is not necessarily indicative of results that may be obtained in the future.

                                                      Net Income     Earnings
                                        Net Revenues    (Loss)      Per Share
                                        ------------  ----------    ---------
Year ended June 30, 1994
Micrografx                               $   60,732     $  (4,816)     $(0.56)
Visual                                          773          (952)     $(2.83)
                                         ----------     ---------
Combined                                 $   61,505     $  (5,768)     $(0.64)

Year ended June 30, 1995
Micrografx                               $   60,444     $   1,778      $ 0.20
Visual                                        3,901        (1,083)     $(1.66)
                                         ----------     ---------
Combined                                 $   64,345     $     695      $ 0.07

Period from July 1, 1995 to April 1,
   1996 (unaudited)
Micrografx                               $   52,747     $   4,055      $ 0.44
Visual                                        3,429        (1,992)     $(2.50)
                                         ----------     ---------
Combined                                 $   56,176     $   2,063      $ 0.21

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. All short-term investments have maturities within one year of the balance sheet date. Cash and cash equivalents and short-term investments consist of the following (in thousands):

                                                      June 30,
                                              -------------------------
                                                 1996          1995
                                              ----------      ---------
Cash and cash equivalents:
     Cash                                     $    2,475      $   5,151
     U.S. Treasury securities                          -            395
     Money market funds                            3,819          3,120
     Commercial paper                              7,496          2,663
                                              ----------      ---------
Total cash and cash equivalents                   13,790         11,329

Short-term investments:
     U.S. Treasury securities                      1,497          3,866
     Government backed issues                      3,075          1,303
     Money market funds                              272            143
                                              ----------      ---------
Total short-term investments                       4,844          5,312

Total cash and short-term investments         $   18,634      $  16,641
                                              ==========      =========

The appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified its cash equivalents as available for sale and its short-term investments as held to maturity. The available-for-sale securities are carried at cost which approximates fair value. The held-to- maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Gross realized and unrealized gains and losses for each of these classifications of securities were not material at June 30, 1996 and 1995. The fair value of securities is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. Gross sale proceeds from available-for-sale securities were $110,450,000 and $96,290,000 in 1996 and 1995, respectively. The cost of available-for-sale securities sold is based on the specific identification method.

ACCOUNTS RECEIVABLE
Accounts receivable consists of the following (in thousands):

                                     June 30,
                             -----------------------
                               1996          1995
                              -------        -------
Trade Receivables             $12,509        $11,211
Allowances                     (3,092)        (1,979)
                              -------        -------
Accounts receivable, net      $ 9,417        $ 9,232
                              =======        =======

Allowances consist of reserves for returns, reserves for bad debt and accruals for co-op and incentive programs.

At June 30, 1996 and 1995, approximately 68% and 60%, respectively, of trade receivables represented amounts due from ten customers. At June 30, 1996, the Company had two customers with receivable balances of 28% and 11% of trade receivables. At June 30, 1995, the Company had two customers with receivable balances of 16% and 14% of trade receivables. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, credit insurance policies, reasonably short collection terms and the geographical diversification of revenues.

The Company distributes its products domestically through independent, non-exclusive distributors, authorized dealers, and its corporate sales representatives located throughout the United States. The Company distributes its products internationally through independent, non-exclusive distributors located primarily in Western Europe and Japan. In fiscal 1996, the Company had one customer whose sales accounted for 17% of net revenues; in fiscal 1995, two customers' sales accounted for 15% and 11% of net revenues; and in fiscal 1994, two customers' sales each accounted for 10% of net revenues.

PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

                                              June 30,
                                        -------------------
                                         1996        1995
                                        -------     -------
Computers and equipment                 $ 9,830     $11,522
Furniture and fixtures                      522       1,826
Leasehold improvements                      545         488
                                        -------     -------
                                         10,897      13,836
Less -- accumulated depreciation         (7,747)     (9,205)
                                        -------     -------
Property and equipment, net             $ 3,150     $ 4,631
                                        =======     =======

INTANGIBLE ASSETS

Capitalized software development costs and acquired product rights consist of the following (in thousands):

                                                     June 30,
                                                 ------------------
                                                 1996        1995
                                                 ------      ------
Capitalized software development costs           $6,213      $7,306
Less -- accumulated amortization                 (2,762)     (3,710)
                                                 ------      ------
Capitalized software development costs, net      $3,451      $3,596
                                                 ======      ======

Acquired product rights                          $3,957      $2,440
Less -- accumulated amortization                 (2,126)     (1,138)
                                                 ------      ------
Acquired product rights, net                     $1,831      $1,302
                                                 ======      ======

During the years ended June 30, 1996, 1995 and 1994, the Company capitalized $6,115,000, $5,324,000 and $4,215,000, respectively, of software development costs and acquired product rights. Amounts amortized and charged to cost of revenues for capitalized software development costs and acquired product rights during the years ended June 30, 1996, 1995 and 1994 were $5,573,000, $5,445,000 and $6,015,000, respectively. Additionally, the Company wrote down capitalized software development costs and acquired product rights to net realizable value by approximately $43,000, $93,000 and $170,000 in fiscal 1996, 1995 and 1994, respectively.

DEBT

Lines of Credit
The Company's $6 million line of credit was renewed effective January 1, 1996 and expires on January 5, 1997. The line of credit is secured by certain receivables and fixed assets and contains certain financial covenants, including limitations on minimum tangible net worth, net liquid assets and quick ratio, as defined. The revolving line of credit is due on demand or January 5, 1997, and bears interest at the bank's prime rate (8.25% at June 30, 1996). Commitment fees related to the line of credit are 0.25% of the unused line of credit per year. At June 30, 1996 and 1995, no borrowings on the line were outstanding.

Prior to the merger, Visual maintained a separate $1,000,000 line of credit with a bank in Guernsey. The line of credit was secured by a stockholder's cash deposit for the same amount and guaranteed by the stockholder. Interest was charged at a rate of 1 percent per annum over the interest rate applied to cash deposits (5.95% at June 30, 1995). The commitment had an initial term of six months through October 1995, and was extended for another six months through April 1996. Visual had $700,000 outstanding under the line of credit at June 30, 1995. On April 2, 1996, all amounts owed to the bank in Guernsey were paid in connection with the merger with Visual.

Due to Related Parties
During the year ended June 30, 1995, $743,000 in amounts due to related parties, which were owed to Visual shareholders and were non-interest bearing, unsecured and convertible to common stock, were canceled and exchanged for common stock.

At June 30, 1995, $40,000 of the amounts due to related parties was non-interest bearing, unsecured and payable on demand. An additional $50,000 was unsecured and bore interest at 7.01% per annum. Both amounts due to related parties were repaid in connection with the merger with Visual.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Current and noncurrent deferred income tax assets and liabilities are classified on the balance sheet based on the classification of the assets and liabilities giving rise to these differences. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal of the temporary difference.

Components of the provision for income taxes on income from continuing operations are as follows (in thousands):

                                                 Years Ended June 30,
                                          ------------------------------------
                                           1996           1995           1994
                                          --------      --------      --------
Current:
  Federal                                 $     13      $    143      $   (555)
  State and local                                -             6            27
  Foreign                                      721           440            67
                                          --------      --------      --------
Total current provision (benefit)              734           589          (461)
Deferred Federal provision (benefit)          (257)          173          (677)
                                          --------      --------      --------
Total income tax provision (benefit)      $    477      $    762      $ (1,138)
                                          ========      ========      ========

The provision for income taxes is reconciled with the Federal statutory rate as follows (in thousands):

                                                   Years Ended June 30,
                                          ----------------------------------------
                                             1996           1995           1994
                                          ---------      ---------       ---------
Provision (benefit) computed at
     federal statutory rate               $     540      $     495       $  (2,348)
Nondeductible acquisition expenses              358              -               -
State and local taxes, net of
     federal tax benefit                          -              -              31
Foreign tax rate differential                   214             67              43
Change in valuation allowance                  (862)            80           1,897
Research and development credit
     carryforward                                 -              -            (689)
Other                                           227            120             (72)
                                          ---------      ---------       ---------
Tax provision (benefit)                   $     477      $     762       $  (1,138)
                                          =========      =========       =========

Components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                              June 30,
                                                        -------------------
Deferred Tax Assets                                      1996       1995
                                                        -------------------
   Tax credit carryforwards                             $  1,953   $  1,940
   Net operating loss carryforward                         2,304      1,912
   Depreciation                                              326          -
   Reserves and other accrued expenses not
     currently deductible for tax purposes                 1,131      1,055
                                                        -------------------
       Total deferred tax assets                           5,714      4,907

Deferred Tax Liabilities
   Capitalized software development costs
     currently deductible for tax purposes                (1,796)    (1,617)
   Depreciation                                                 -        (8)
   Undistributed earnings in foreign subsidiaries           (788)      (788)
   Other                                                    (402)      (291)
                                                        -------------------
        Total deferred tax liabilities                    (2,986)    (2,704)

Total net deferred tax assets                              2,728      2,203
Valuation allowance                                       (2,863)    (2,586)


                                                        -------------------
Net deferred tax liabilities, net of valuation          $   (135)  $   (383)
                                                        ===================

At June 30, 1996, the Company has research and development tax credit carryforwards of $1,690,000 for Federal tax purposes, which expire between 2006 and 2009. In addition, the Company has alternative minimum tax credit carryforwards of $263,000 that may be carried forward indefinitely as a credit against the Company's current tax liability. The Company also has net operating loss carryforwards of $1,644,000 exclusive of Visual's losses that expire in 2009. Visual had net operating loss carryforwards of $5,129,000 for federal tax purposes, which expire between 2006 and 2009. The annual utilization of these carryforwards will be limited.

As required by SFAS 109, the Company has recognized deferred tax assets for these tax credit and net operating loss carryforwards. Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance with respect to a portion of the deferred tax assets as the Company does not deem the full recovery of such amounts at this time to be more likely than not. The valuation allowance was increased by $1,139,000 in fiscal 1996 for stock option deductions, the benefit of which will be credited to additional capital, rather than a reduction of income tax expense, when realized. In fiscal 1996, the valuation allowance was reduced by $862,000 as a result of taxable income in fiscal 1996. Management's assessment is based upon current and anticipated operations, current tax laws, and other qualitative and quantitative factors. In subsequent periods, the Company may adjust the valuation allowance, to the extent that utilization of the deferred tax asset is more likely than not, as defined by SFAS 109.

SHAREHOLDERS' EQUITY

COMMON STOCK REPURCHASE
On May 10, 1994, the board of directors authorized the purchase of up to one million shares of Micrografx common stock on the open market over a five year period as market conditions warrant. The purpose of the program is to fund existing employee stock benefit programs and will be funded by normal working capital. As of June 30, 1996, the Company had repurchased 315,100 shares at an average price of $7.65 per share. During fiscal 1996, the Company rescinded the stock repurchase program.

EMPLOYEE BENEFIT PROGRAMS

STOCK OPTION PLANS
The Company has reserved 4,800,000 shares of its Common Stock for issuance in connection with its stock option plans for employees and non-employees, which are administered by the Company's Stock Option Committee.

Each option issued under the plans terminates at the time designated by the Board of Directors, not to exceed 10 years. The exercise price and vesting schedule for each option is determined by the Company's Stock Option Committee, based on the fair market value of the Company's stock at the grant date, and is payable when the option is exercised. Options that terminate under the provisions of the plan subsequently become available for reissuance.

Outstanding options are summarized as follows:

                                 Shares             Exercise Price
                                =========          =================
Balance, June 30, 1993            856,440          $0.013  - $11.125
Granted                         1,270,499          $5.750  - $ 9.375
Exercised                        (265,120)         $0.417  - $ 8.000
Canceled                         (374,593)         $3.000  - $11.250
                                ---------
Balance, June 30, 1994          1,487,226          $0.013  - $11.125
Granted                           471,338          $5.375  - $ 7.625
Exercised                         (65,276)         $2.707  - $ 8.000
Canceled                         (764,544)         $0.013  - $11.125
                                ---------
Balance, June 30, 1995          1,128,744          $4.750  - $ 8.250
Granted                           625,782          $8.375  - $16.000
Exercised                        (421,008)         $4.750  - $12.250
Canceled                         (120,516)         $5.375  - $14.375
                                ---------
Balance, June 30, 1996          1,213,002          $5.375  - $16.000
                                =========

At June 30, 1996, options to purchase 183,773 shares of common stock were exercisable under the plans.

In July 1995, Visual's Board of Directors issued options to purchase 241,000 shares of Visual's common stock at $1 per share resulting in $120,000 of compensation expense being recorded. These options were to vest ratably over four years and immediately vest in the event of a merger. As part of the merger with Micrografx, such options were exchanged for Micrografx common stock based on their relative fair value.

EMPLOYEE STOCK PURCHASE PLAN
The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1% to 10% of gross earnings. Shares are purchased by participants at the lower of 85% of the fair market value per share at the beginning or ending of each offering period. As of June 30, 1996, 800,000 shares were authorized for the plan, approximately 549,000 shares were issued, and approximately $66,000 had been withheld for the purchase of shares for the November 1996 offering period.

SAVINGS PLAN
The Micrografx, Inc. 401(k) Savings Plan allows eligible employees to elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Internal Revenue Code ($9,500 in 1996), and have the amount contributed to the plan as salary deferral contributions. The Company may make employer contributions to the plan at the discretion of the Board of Directors. During fiscal 1996, 1995 and 1994, the Company contributed approximately $128,000, $86,000 and $116,000 to the plan, respectively. At June 30, 1996, there were approximately 130 participants in the plan.

COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its office and warehouse space and certain equipment under non cancelable operating lease agreements. Rent expense of $1,348,000, $1,496,000 and $1,660,000 was recorded for the years ended June 30, 1996, 1995 and 1994, respectively. Future minimum lease payments for operating leases are as follows (in thousands):

                             Years Ending June 30,
                      ----------------------------------
                      1997                    $    1,008
                      1998                           846
                      1999                           836
                      2000                           417
                      2001                           248
                      Thereafter                       -
                                              ----------
                                              $    3,355
                                              ----------

Forward Contracts
The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations that are denominated in currencies other than the U.S. dollar. The Company revalues foreign exchange contracts at each balance sheet date, which approximates fair value, and records the exchange difference as an unrealized gain or loss. This gain or
loss is included in other (income) expense, net.   As of June 30, 1996, the
Company had a foreign exchange option contract outstanding, representing the option to purchase 150,000,000 Yen at $105.26 expiring September 1996. The cost of the option is not material and is being amortized over the option period. During fiscal 1996, gains and losses associated with foreign exchange contracts were not material. During fiscal 1995 and 1994, the Company recognized approximately $167,000 and $179,000, respectively, in exchange losses associated with foreign exchange contracts.

Litigation
The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

ACQUISITION AND RESTRUCTURING CHARGES

Acquisition Charges
On April 2, 1996, Micrografx acquired all of the issued and outstanding capital stock and options of Visual, which has been accounted for as a pooling of interests. As a result of this acquisition, the Company incurred charges for professional services, the write-offs of costs related to certain software products which will not be actively marketed, exit costs, and costs to eliminate excess personnel and duplicate leases of approximately $3,379,000, of which $1,359,000 was non-cash.

The fiscal 1996 charges resulting from the acquisition consisted of the following (in thousands):

                                                      Incurred as of
                                           Accrued     June 30, 1996
                                         ---------------------------
Acquisition transaction costs            $      1,115   $        913
Asset write-downs:
      Inventory and accounts                      840            395
      Acquired product rights                     158            158
      Fixed assets                                241            168
 Severance and other                            1,025            787
                                         ---------------------------
 Total acquisition charges               $      3,379   $      2,421

The severance charges resulted from the closing of Visual's general and administrative support office and the related termination of 21 Visual employees.

Restructuring Charges
In September 1993, the Company hired a new President and Chief Executive Officer. In connection with this change and his influence on management and direction, the Company initiated several actions that required accounting consideration in the quarter ended December 31, 1993. These changes include the closing of the Company's Scandinavian subsidiaries, the consolidation of corporate headquarters personnel into one building, and the ceasing of marketing activities associated with certain of the Company's products. These actions resulted in excess lease space, severance and asset write-downs of approximately $3,813,000, of which $1,500,000 was non-cash.

As a result of the Scandinavian office closure and the consolidation of international operations, 22 associates were laid off. In the U.S., eight positions were eliminated in connection with the streamlining of operations and outsourcing of certain functions, and the decision to eliminate members from executive management.

The fiscal 1994 restructuring charge consisted of the following (in thousands):

                                                                     Accrued
                                                                   ---------
                 Office consolidation costs                        $   1,788
                 Product-related write-downs:
                   Inventory and accounts receivable                     364
                   Acquired product rights                               800
                 Severance and other                                     861
                                                                   ---------
                 Total restructuring charges                       $   3,813

As of June 30, 1996, no restructuring accruals remained that were applicable to the 1994 restructuring.

INCOME (LOSS) PER SHARE
Income per share for fiscal 1996 and 1995 is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method. For fiscal 1996 and 1995, there were approximately 9,798,000 and 9,455,000 weighted average shares outstanding, respectively, and 338,000 and 25,000 common stock equivalents, respectively, from the Company's stock option plans.

For purposes of calculating the loss per share in fiscal 1994, only weighted average shares outstanding of 8,986,000 were used, as inclusion of common stock equivalents would be anti-dilutive.

Fully diluted income per share was not materially different from primary earnings per share for all years presented.

RELATED PARTIES
At June 30, 1996, the Company had guaranteed $1,157,000 in loans from a bank to certain directors and officers of the Company. The loans bore interest at the bank's prime rate (8.25% at June 30, 1996) plus 0.5% and mature on February 10, 1997. Subsequent to June 30, 1996, the Company was released by the bank from its guarantees on these loans.

At June 30, 1996 and 1995, the Company had unsecured notes receivable of $90,000 from certain employees which bear interest at rates ranging from 5% to 6% per annum.

On May 31, 1994, the Company's former President and Chief Executive Officer ("the Borrower"), became indebted to the Company for the principal sum of $325,000. The promissory note underlying this loan was secured by a second mortgage on the Borrower's primary residence. Interest on the promissory note was payable annually as it accrued at a per annum rate of 4.85%. During fiscal 1996, the Borrower repaid the principal sum of $325,000 and interest of $19,000.

SEGMENT INFORMATION
The Company operates in a single industry segment: the development, marketing and support of personal computer applications and systems software products. Virtually all products sold in Europe are manufactured in the Netherlands. Substantially all other products are manufactured in Richardson, Texas. Net revenues for each segment include only sales to unaffiliated customers; there were no intra-segment revenues for the periods presented. Income (loss) from operations is net revenues less cost of goods sold and operating expenses for each geographical region. In fiscal 1996, 1995 and 1994, cost of revenues include direct costs incurred by each segment and an allocation of amortization of capitalized software development costs and acquired product rights.

Summary information regarding the Company's geographical regions is presented below (in thousands):

                                               Years Ended June 30,
Net revenues                           1996            1995             1994
                                    -----------------------------------------
U.S.                                $  34,413       $  27,845        $ 26,094
Germany                                11,111          12,833          16,069
France                                  4,335           5,101           3,966
Japan                                  10,010           6,849           3,233
Rest of World                          13,050          11,717          12,143
                                    ---------       ---------        --------
  Total                             $  72,919       $  64,345        $ 61,505


Income (loss) from operations          1996            1995             1994
                                    -----------------------------------------
U.S.                                $   1,109       $    (837)       $ (4,199)
Germany                                   134             (80)          1,554
France                                     64             (34)         (1,617)
Japan                                     300             906            (112)
Rest of World                            (529)            574          (1,981)
                                    ---------       ---------        --------
  Total                             $   1,078       $     529        $ (6,355)


Identifiable assets                    1996            1995             1994
                                    -----------------------------------------
U.S.                                $  28,991       $  26,061        $ 27,159
Germany                                 1,005           1,443           1,830
France                                    396             839             623
Japan                                   2,474           3,057           2,676
Rest of World                           7,232           7,890           6,289
                                    ---------       ---------        --------
  Total                             $  40,098       $  39,290        $ 38,577

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of Micrografx, Inc.:

We have audited the accompanying consolidated balance sheets of Micrografx, Inc. (a Texas corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Visual Software, Inc., a company acquired during 1996, in a transaction accounted for as a pooling of interests, as discussed in the Notes to Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Micrografx, Inc. and subsidiaries and reflect total assets and total revenues of 3 percent and 6 percent, respectively, in 1995, and 1 percent of revenue in 1994, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Visual Software, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Micrografx, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                       /s/ Arthur Andersen LLP


Dallas, Texas
   August 2, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

The Company had no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "Election of Directors" in the Company's Proxy Statement is incorporated herein by reference. See Item 1 "Executive Officers" included herein for information concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

Information contained under the caption "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference, except for the information contained in the sections entitled "Report of the Compensation Committee and Stock Option Committee on Executive Compensation" and "Stock Performance Graph" which shall not be deemed incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the caption "Principal Shareholders and Stock Ownership of Management" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements

                 The consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 46 of this report

         2.      Financial Statement Schedules

                 The consolidated financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 46 of this report.

         3.      Exhibits

                 The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained elsewhere herein.

      ** 2.1 Agreement and Plan of merger with Visual Software, Inc. dated as of February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

      *  3.1     Articles of Incorporation of the Company, as amended (Exhibit
                 3.1)

****     3.2     Amendment to Articles of Incorporation of the Company (Exhibit
                 3.2)

*        3.3     Amended and Restated Bylaws of the Company (Exhibit 3.3)

****     3.4     Amendment to Amended and Restated Bylaws of the Company
                 (Exhibit 3.4)

*        4.1     Specimen stock certificate evidencing the Common Stock
                 (Exhibit 4.1)

*       10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                 (Exhibit 10.2)

***     10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                 (Exhibit 10.3)

*       10.4     Form of International Distributor Agreement used by the
                 Company (Exhibit 10.3)

*       10.5     Stock Purchase Agreement, dated January 23, 1989, among the
                 Company and the purchasers named therein (the "Stock Purchase
                 Agreement") (Exhibit 10.6)

*       10.6     Amended and Restated Shareholder Agreement, dated January 23,
                 1989, among the Company and the shareholders named therein
                 (the "Shareholder Agreement") (Exhibit 10.7)

*       10.7     Amendment to Stock Purchase Agreement (Exhibit 10.8)

*       10.8     Amendment to Shareholder Agreement (Exhibit 10.9)

*       10.9     Cross Licensing Agreement dated December 15, 1989, between the
                 Company and Microsoft Corporation (Exhibit 10.12)

*       10.10    Employee Non-Disclosure Agreement, dated August 29, 1984,
                 between the Company and J. Paul Grayson (Exhibit 10.15)

***     10.11    Employee Stock Purchase Plan (Exhibit 10.26)

*****   10.12    Agreement dated September 8, 1993, between the Company and
                 Hallmark Cards, Incorporated.  (Exhibit 10.25)

*****   10.13    Revolving Credit and Term Loan Agreement dated July 1, 1993, between the Company and Northpark National Bank. (Exhibit
                 10.26)

*****   10.14    Micrografx, Inc. 1995 Stock Option Plan.  (Exhibit 10.27)

*****   10.15    Micrografx, Inc. 1993 Restricted Stock Plan. (Exhibit 10.28)

*****   10.16    Executive Severance Agreement dated March 24, 1994, between the Company and Herman DeLatte.  (Exhibit 10.32)

*****   10.17    Employee Non-Disclosure Agreement dated March 24, 1994,
                 between the Company and Herman DeLatte. (Exhibit 10.36)

*****   10.18    Employee Non-Disclosure Agreement dated July 28, between the
                 Company and Gregory A. Peters. (Exhibit 10.37)

******  10.19    Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit
                 10.29)

        21.1     Subsidiaries of the Company.

        23.1     Consent of Arthur Andersen LLP

        23.2     Consent of Roth Bookstein & Zaslow LLP

        99.1     Report of Independent Public Accountants

     * Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Registration Statement on Form S-1, file No. 33-34842.

     ** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Current Report on Form 8-K, dated April 2, 1996.

     *** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Registration Statement on Form S-1, file No. 33-42195.

     **** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended March 31, 1993.

     ***** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

     ****** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


(b) Reports on Form 8-K. During the last quarter of the year ended June 30, 1996, the Company filed a Form 8-K dated April 2, 1996, with the Securities and Exchange Commission to report the acquisition of Visual Software, Inc.

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  ITEM 14 (a)


                                                                                                    PAGE
                                                                                                    ----
CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets at June 30, 1996, and 1995                                          25
     Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995, and 1994         27
     Consolidated Statements of Shareholders' Equity for the Years Ended
         June 30, 1996, 1995, and 1994                                                               28
     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995, and 1994         29
     Notes to Consolidated Financial Statements                                                      30
     Report of Independent Public Accountants                                                        42


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Report of Independent Public Accountants                                                        48
     Schedule II - Valuation and Qualifying Accounts                                                 49


All other schedules are omitted as the required information is inapplicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1996.



                                   MICROGRAFX, INC.


                                   By:     /s/ J. Paul Grayson
                                           -------------------------------------
                                           J. Paul Grayson
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

                                   By:     /s/ Larry G. Morris
                                           -------------------------------------
                                           Larry G. Morris
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                   By:     /s/ Darryl R. Halbert
                                           -------------------------------------
                                           Darryl R. Halbert
                                           Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


           SIGNATURE                                 TITLE                                  DATE
           ---------                                 -----                                  ----
/s/ J. Paul Grayson                  Chairman of the Board of Directors           September 27, 1996
- -----------------------------        and Chief Executive Officer
J. Paul Grayson

/s/ Eugene P. Beard                  Director                                     September 27, 1996
- -----------------------------
Eugene P. Beard

/s/ David S. Gergacz                 Director                                     September 27, 1996
- -----------------------------
David S. Gergacz

/s/ Robert Kamerschen                Director                                     September 27, 1996
- -----------------------------
Robert Kamerschen

/s/ Seymour Merrin                   Director                                     September 27, 1996
- -----------------------------
Seymour Merrin

/s/ Robert S. Miller                 Director                                     September 27, 1996
- -----------------------------
Robert S. Miller

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Micrografx, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Micrografx, Inc. (a Texas corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 2, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. We did not audit the financial statements of Visual Software, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in the Notes to Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Micrografx, Inc. and subsidiaries and reflect total assets and total revenues of 3 percent and 6 percent, respectively, in 1995, and 1 percent of revenue in 1994, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Visual Software, Inc., is based solely upon the report of the other auditors. Schedule II of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, based on our audits and the report of the other auditors, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                   /s/ Arthur Andersen LLP




Dallas, Texas
August 2, 1996

                                  SCHEDULE II
                       MICROGRAFX, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                              Balance At      Charged         Charged                            Balance
                              Beginning      To Costs        To Other                             at End
        Description           of Period     and Expenses   Accounts (b)    Deductions           of Period
- ------------------------------------------------------------------------------------------   ----------------
Years Ended June 30,


1994
- --------------------------
Allowance for doubtful
   accounts:                     $    364         $  734               -         $  760 (a)        $     338
Allowance for sales
   returns:                      $  1,181              -       $   1,953              -            $   3,134

1995
- --------------------------
Allowance for doubtful
   accounts:                     $    338         $  190               -         $  117 (a)        $     411
Allowance for sales
   returns:                      $  3,134              -       $  (1,799)             -            $   1,335

1996
- --------------------------
Allowance for doubtful
   accounts:                     $    411         $  126               -         $  205 (a)        $     332
Allowance for sales
   returns:                      $  1,335         $  600 (c)   $      26              -            $   1,961


(a)  Represents amounts written-off during the year, net of recoveries.

(b)  The allowance for sales returns is recorded as a reduction of revenues.

(c) Represents allowance for Visual sales returns included in the acquisition charges.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------

**       2.1     Agreement and Plan with Visual Software, Inc. dated as of
                 February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

*        3.1     Articles of Incorporation of the Company, as amended (Exhibit
                 3.1)

****     3.2     Amendment to Articles of Incorporation of the Company (Exhibit
                 3.2)

*        3.3     Amended and Restated Bylaws of the Company (Exhibit 3.3)

****     3.4     Amendment to Amended and Restated Bylaws of the Company
                 (Exhibit 3.4)

*        4.1     Specimen stock certificate evidencing the Common Stock
                 (Exhibit 4.1)

*       10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                 (Exhibit 10.2)

***     10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                 (Exhibit 10.3)

*       10.4     Form of International Distributor Agreement used by the
                 Company (Exhibit 10.3)

*       10.5     Stock Purchase Agreement, dated January 23, 1989, among the
                 Company and the purchasers named therein (the "Stock Purchase
                 Agreement") (Exhibit 10.6)

*       10.6     Amended and Restated Shareholder Agreement, dated January 23,
                 1989, among the Company and the shareholders named therein
                 (the "Shareholder Agreement") (Exhibit 10.7)

*       10.7     Amendment to Stock Purchase Agreement (Exhibit 10.8)

*       10.8     Amendment to Shareholder Agreement (Exhibit 10.9)

*       10.9     Cross Licensing Agreement dated December 15, 1989, between the
                 Company and Microsoft Corporation (Exhibit 10.12)

*       10.10    Employee Non-Disclosure Agreement, dated August 29, 1984,
                 between the Company and J. Paul Grayson (Exhibit 10.15)

***     10.11    Employee Stock Purchase Plan (Exhibit 10.26)

*****   10.12    Agreement dated September 8, 1993, between the Company and
                 Hallmark Cards, Incorporated.  (Exhibit 10.25)

*****   10.13    Revolving Credit and Term Loan Agreement dated July 1, 1993, between the Company and Northpark National Bank. (Exhibit
                 10.26)

*****   10.14    Micrografx, Inc. 1995 Stock Option Plan.  (Exhibit 10.27)

*****   10.15    Micrografx, Inc. 1993 Restricted Stock Plan. (Exhibit 10.28)

*****   10.16    Executive Severance Agreement dated March 24, 1994, between the Company and Herman DeLatte.  (Exhibit 10.32)

*****   10.17    Employee Non-Disclosure Agreement dated March 24, 1994,
                 between the Company and Herman DeLatte. (Exhibit 10.36)

*****   10.18    Employee Non-Disclosure Agreement dated July 28, between the
                 Company and Gregory A. Peters. (Exhibit 10.37)



******  10.19    Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit
                 10.29)

        21.1     Subsidiaries of the Company.

        23.1     Consent of Arthur Andersen LLP

        23.2     Consent of Roth Bookstein & Zaslow LLP

        99.1     Report of Independent Public Accountants

* Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Registration Statement on Form S-1, file No. 33-34842.

** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Current Report on Form 8-K, dated
                 April 2, 1996.

*** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Registration Statement on Form S-1, file
                 No. 33-42195.

**** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended March 31, 1993.

***** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

****** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
