Form 10-Q
period 1996-09-30
MICROGRAFX INC
filed 1996-11-12
CIK 756497

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________



                                   FORM 10-Q


(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                                 (972) 234-1769
              (Registrant's telephone number, including area code)


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

     As of October 31, 1996, 10,228,089 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                                    PART I.


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of              3
              September 30, 1996 and June 30, 1996

              Consolidated Statements of Operations for the            4
              three months ended September 30, 1996 and 1995

              Condensed Consolidated Statements of Cash Flows for the  5
              three months ended September 30, 1996 and 1995

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

                                MICROGRAFX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                SEPTEMBER 30,       JUNE 30,
                                                                     1996             1996
                                                                -------------       --------
                                                                 (Unaudited)
                                        ASSETS
Current assets:
     Cash and cash equivalents                                     $ 9,491          $13,790
     Short-term investments                                          7,924            4,844
     Accounts receivable, net                                       11,492            9,417
     Inventories                                                     1,137            1,284
     Other current assets                                            2,219            2,206
                                                                   -------          -------
          Total current assets                                      32,263           31,541

Property and equipment, net                                          2,911            3,150

Capitalized software development costs
     and acquired product rights, net                                5,311            5,282

Other assets                                                           122              125
                                                                   -------          -------
          Total assets                                             $40,607          $40,098
                                                                   =======          =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $ 4,739          $ 4,230
     Other accrued liabilities                                       5,679            6,079
                                                                   -------          -------
          Total current liabilities                                 10,418           10,309

Deferred income taxes and other liabilities                            750              684

Shareholders' equity                                                29,439           29,105
                                                                   -------          -------
          Total liabilities and shareholders' equity               $40,607          $40,098
                                                                   =======          =======
See accompanying notes.

                           MICROGRAFX, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                 (In thousands, except per share data)

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ----------------------
                                               1996           1995
                                             -------        -------
Net revenues                                 $16,589        $15,678
Cost of revenues                               4,602          3,748
                                             -------        -------
  Gross profit                                11,987         11,930

Operating expenses:
  Sales and marketing                          7,948          8,159
  General and administrative                   1,953          1,998
  Research and development                     1,821          1,703
                                             -------        -------
    Total operating expenses                  11,722         11,860
                                             -------        -------
Income from operations                           265             70

Interest income                                 (233)          (186)
Other (income) expense, net                       (9)           426
                                             -------        -------
     Total non operating (income) expense       (242)           240
                                             -------        -------
Income (loss) before income taxes                507           (170)

Income taxes                                     173            (51)
                                             -------        -------
Net income (loss)                            $   334        $  (119)
                                             =======        =======

Income (loss) per share                      $  0.03        $ (0.01)
                                             =======        =======
Shares used in computing
   income (loss) per share                    10,443          9,666
                                             =======        =======

See accompanying notes

                               MICROGRAFX, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                   1996           1995
                                                                 --------        -------
Net cash flows from operating activities                         $   697         $   (83)

Cash flows from investing activities:
    Proceeds from maturities of short-term investments             1,483           1,263
    Purchases of short-term investments                           (4,550)         (1,144)
    Capitalization of software development costs and
        purchases of acquired product rights                      (1,593)         (1,555)
    Other                                                           (337)           (149)
                                                                 -------         -------
              Net cash used in investing activities               (4,997)         (1,585)

Net cash flows from financing activities                              60             226

Effect of exchange rates on cash and cash equivalents                (59)            (71)
                                                                 -------         -------

Net decrease in cash and cash equivalents                         (4,299)         (1,513)
Cash and cash equivalents, beginning of period                    13,790          11,329
                                                                 -------         -------
Cash and cash equivalents, end of period                         $ 9,491         $ 9,816
                                                                 =======         =======
See accompanying notes.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BUSINESS COMBINATION

On April 2, 1996, Micrografx, Inc. and subsidiaries ("Micrografx" or "the Company") acquired all of the issued and outstanding capital stock and options of Visual Software, Inc., a California corporation ("Visual"). The acquisition has been accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been restated to retroactively include the accounts and operations of Visual for all periods presented.


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx at September 30, 1996 and for the three-month periods ended September 30, 1996 and 1995 are unaudited but reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, included in the 1996 Annual Report to Shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1997.


INVENTORIES

Inventories consist of the following (in thousands):


                                September 30, 1996        June 30, 1996
                                ------------------        -------------
            Raw materials                   $  715               $  849
            Finished goods                     422                  435
                                ------------------        -------------
                                            $1,137               $1,284
                                ==================        =============

COMMITMENTS AND CONTINGENCIES

FORWARD CONTRACTS
The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations that are denominated in currencies other than the U.S. dollar. The Company revalues foreign exchange contracts at each balance sheet date, which approximates fair value, and records the exchange differences as an unrealized gain or loss. This gain or loss is included in other (income) expense, net. As of September 30, 1996, the Company had no foreign exchange contracts outstanding.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INCOME PER SHARE

Income per share (in thousands) for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.



                                       Three Months Ended
                                         September 30,
                                      --------------------
                                        1996       1995
                                      ---------  ---------
Weighted average common stock
   outstanding during the period         10,223      9,666
Common stock equivalents of employee
   stock programs                           220          -
                                      ---------  ---------
Shares used in primary income per
   share calculation                     10,443      9,666
                                      =========  =========

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

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc., a California corporation ("Visual"). The acquisition has been accounted for as a pooling of interests. Accordingly, the accompanying tables and discussion have been restated to retroactively include the accounts and operations of Visual for all periods presented.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.



                                     THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                   ----------------------
                                      1996        1995
                                   ----------  ----------
Net revenues                            100%        100%
Cost of revenues                         28%         24%
Gross profit                             72%         76%

Operating expenses:
 Sales and marketing                     48%         52%
 General and administrative              12%         13%
 Research and development                11%         11%
Total operating expenses                 71%         76%

Income from operations                    2%          -

Non operating (income) expense           (1%)         2%

Income (loss) before income taxes         3%         (2%)

Income taxes                              1%          -

Net income (loss)                         2%         (1%)

Net revenues of $16.6 million for the first quarter of fiscal 1997 increased six percent compared with net revenues of $15.7 million for the first quarter of fiscal 1996.

Revenues by customer category for the three months ended September 30, 1996 and 1995 are shown below (in thousands). The Business category includes the ABC Graphics Suite(TM), Micrografx Designer(TM), Picture Publisher(R), Designer Power Pack, ABC FlowCharter(R), ABC ToolKit(TM), ABC SnapGraphics(TM), PhotoMagic(R), Simply 3D(TM), Instant 3D(TM) and Visual Reality(R). The Consumer category includes Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM) Art Studio(TM)2, Crayola(TM) Art(TM), American Greetings(R) Creatacard(R) Plus(TM), and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either business or consumer depending on the Company's assessment of the market or channel into which the product is sold.


                    Three Months Ended September 30,
                 1996          %        1995        %
                --------      ----     -------     ---
Business        $11,322        68%     $13,199      84%
Consumer          5,267        32%       2,479      16%
                -------       ---      -------     ---
Total           $16,589       100%     $15,678     100%
                =======       ===      =======     ===

The Company markets and sells business products for the Windows(R) 3.1, Windows(R) 95 and Windows(R) NT operating systems. Revenues from the Company's business products designed for the Windows 3.1 operating system, the predecessor to Windows 95, declined and were partially offset by revenue from ABC Graphics Suite and Windows Draw business revenues. During the quarter ended September 30, 1996, revenue from the ABC Graphics Suite and the standalone versions of ABC FlowCharter each represented more than 30% of the Company's business products revenues. During the quarter, the Company also began shipping ABC FlowCharter 6 as a standalone product. The Company's future business products revenues are expected to become substantially dependent upon sales of ABC Graphics Suite as companies migrate to Windows 95 and Windows NT software applications. The decline in overall business revenue from the prior year reflects the delay in corporations adopting Windows 95 and Window NT, as the Company's principal business product is designed for these operating environments.

The revenue growth in the Company's consumer products was led by the increased sales of Hallmark Connections(TM) Card Studio(TM), sales of which comprised 56% of consumer revenues, as well as positive response to the September 1996 introduction of American Greetings(R) Creatacard(R) Plus(TM). Revenues from the products licensed under the Crayola brand name were even with the same quarter of the prior year. Additionally, the Company introduced Windows Draw 5 Graphics & Print Studio at the end of September 1996. Consumer revenues may decline significantly in the coming months due to the cessation of shipments of the Hallmark product related to the introduction of the Company's Creatacard Plus product and the expiration of the Company's agreement for marketing Crayola brand products on December 31, 1996.

Revenues by geographical region for the three months ended September 30, 1996 and 1995 were as follows:


                    Three Months Ended September 30,
                 1996         %        1995         %
                -------      ----     -------      ----
Americas        $ 8,746       53%     $ 7,276       46%
Europe            4,801       29%       5,432       35%
Pacific Rim       3,042       18%       2,970       19%
                -------      ---      -------      ---
Total           $16,589      100%     $15,678      100%
                =======      ===      =======      ===

Revenue growth during the quarter ended September 30, 1996 was greatest in the United States, which grew 20% over the same quarter in fiscal 1995. This increase resulted primarily from continued growth in the Company's consumer product offerings, which are available only in English. These gains were partially offset by a decline in European Business products due to a slower transition to Windows 95 and Windows NT.

Cost of revenues for the three months ended September 30, 1996 was $4.6 million, or 28% of net revenues, compared to $3.7 million, or 24% of net
revenues, for the three months ended September 30, 1995.   The increase  in
cost of revenues for the three months ended September 30, 1996 is attributable to a product mix that includes more consumer products which have lower margins due to pricing pressures, higher packaging and selling costs, and external royalties. The Company anticipates that the product mix will return to a more historically normal relationship between business and consumer products in the coming quarter.

Sales and marketing expenses for the three months ended September 30, 1996 were $7.9 million, or 48% of revenues, compared to $8.2 million, or 52% of revenues for the same period in the previous year. The decrease in sales and marketing expense as a percentage of revenue reflects the efficiencies gained by eliminating duplicate costs subsequent to the acquisition of Visual.

General and administrative expenses remained flat at $2.0 million, or 12% and 13% of net revenues, respectively, for the three months ended September 30, 1996 and 1995. Additional expenses resulting from U.S. recruitment charges and management changes in Europe were offset by efficiencies gained from the Visual acquisition.

Net research and development expenses for the three months ended September 30, 1996 were $1.8 million, or 11% of net revenues, compared to $1.7 million, or 11% of net revenues, for the quarter ended September 30, 1995. Gross research and development expenses, before capitalization, for the three months ended September 30, 1996 were $2.8 million, or 17% of net revenues, compared to $2.6 million, or 17% of net revenues for the quarter ended September 30, 1995.

During the three months ended September 30, 1996, the Company capitalized approximately $0.9 million in software development costs and amortized $0.9 million in software development costs. This compares to capitalization of $0.9 million and amortization of $0.9 million in the three months ended September 30, 1995.

For the three months ended September 30, 1996, interest income of $0.2 million remained flat compared to the three months ended September 30, 1995. Non operating expense was $0.4 million for the three months ended September 30, 1995 and consisted primarily of foreign exchange losses.

The Company's effective tax rate rose to 34% for the three months ended September 30, 1996 compared to 30% for the three months ended September 30, 1995. This increase is attributable to past utilization of net operating loss carryforwards and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $9.5 million and short-term investments of $7.9 million. The Company maintains approximately $6 million in total credit facilities, all of which was unused at September 30, 1996.

For the three months ended September 30, 1996, cash used in investing activities exceeded cash provided by operating and financing activities, resulting in a decrease of $4.3 million in cash and cash equivalents. Operating activities provided $0.7 million in cash during the three months ended September 30, 1996, consisting primarily of net income of $0.3 million and depreciation and amortization of $2.1 million, offset by an increase in accounts receivable of $2.1 million. Accounts receivable increased primarily due to significant sales to U.S. customers near the end of the quarter. Investing activities used $5.0 million in cash during the three months ended September 30, 1996 primarily due to net purchases of short-term investments of $3.1 million as well as capitalized software development costs and purchases of
acquired product rights of $1.6 million.   Financing activities provided $0.1
million in cash during the three months ended September 30, 1996, consisting primarily of proceeds from employee stock programs.

The Company believes that cash flow from operations, existing cash, and existing borrowing arrangements will be sufficient to meet the Company's capital requirements in the short term (the next 12 months). The Company believes that thereafter its liquidity requirements will be met with cash flow from operations and existing cash and short-term investment balances.

FORWARD-LOOKING STATEMENTS

The Company notes that each of the above forward-looking statements are subject to change based on various important factors including, without limitation, competitive actions in the market place. Further information on potential factors which could affect the Company's financial results are included in the Company's 1996 Annual Report to Shareholders and other SEC reports and filings of the Company.

                                MICROGRAFX, INC.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27. Financial Data Schedule

(b)  Reports on Form 8-K - none.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROGRAFX, INC.



Date: November 8, 1996                  By /s/ J. Paul Grayson
                                        ----------------------------------
                                        J. Paul Grayson
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer





Date:  November 8, 1996                 By /s/ Larry G. Morris
                                        ----------------------------------
                                        Larry G. Morris
                                        Chief Financial Officer
                                        and Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
