Form 10-Q
period 1996-12-31
MICROGRAFX INC
filed 1997-02-14
CIK 756497

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------



                                   FORM 10-Q


(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

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


                 1303 E. ARAPAHO ROAD, RICHARDSON, TEXAS 75081
              (Address of principal executive offices) (Zip Code)

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


     As of January 31, 1997, 10,239,642 shares of the Company's common stock were outstanding.
================================================================================

                                MICROGRAFX, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                    PART I.

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of                             3
                  December 31, 1996 and June 30, 1996

                  Consolidated Statements of Operations for the three                     4
                  and six months ended December 31, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows for                     5
                  the six months ended December 31, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements                    6

Item 2.           Management's Discussion and Analysis of Financial                       8
                  Condition and Results of Operations

                                    PART II.

Item 1.           Legal Proceedings                                                      12

Item 4.           Submission of Matters to a vote of Security Holders                    12

Item 6.           Exhibits and Reports on Form 8-K                                       12

                  SIGNATURES                                                             13

                                MICROGRAFX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                    DECEMBER 31,          JUNE 30,
                                                                                        1996                1996
                                                                                     ----------          ----------
                                                                                    (Unaudited)
                               ASSETS

Current assets:
     Cash and cash equivalents                                                       $   11,059          $   13,790
     Short-term investments                                                               5,388               4,844
     Accounts receivable, less allowances of $4,358 and $3,092                           11,777               9,417
     Inventories                                                                          1,766               1,284
     Deferred tax asset                                                                   1,493                 497
     Other current assets                                                                 2,279               1,709
                                                                                     ----------          ----------
         Total current assets                                                            33,762              31,541

Property and equipment, net                                                               2,972               3,150

Capitalized software development costs
     and acquired product  rights, net                                                    5,555               5,282

Other assets                                                                                124                 125
                                                                                     ----------          ----------
         Total assets                                                                $   42,413          $   40,098
                                                                                     ==========          ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $    6,173          $    4,230
     Other accrued liabilities                                                            8,090               6,079
                                                                                     ----------          ----------
         Total current liabilities                                                       14,263              10,309

Deferred income taxes and other liabilities                                                 711                 684

Shareholders' equity                                                                     27,439              29,105
                                                                                     ----------          ----------
         Total liabilities and shareholders' equity                                  $   42,413          $   40,098
                                                                                     ==========          ==========

See accompanying notes.

                                MICROGRAFX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         DECEMBER 31,          DECEMBER 31,
                                    --------------------   --------------------
                                      1996        1995       1996        1995
                                    --------    --------   --------    --------
Net revenues                        $ 16,113    $ 22,143   $ 32,703    $ 37,821
Cost of revenues                       5,339       5,085      9,941       8,833
                                    --------    --------   --------    --------
     Gross profit                     10,774      17,058     22,762      28,988

Operating expenses:
   Sales and marketing                 8,760      10,177     16,708      18,336
   General and administrative          2,506       2,341      4,459       4,339
   Research and development            1,613       2,101      3,433       3,804
   Restructuring charge                1,964          --      1,964          --
                                    --------    --------   --------    --------
        Total operating expenses      14,843      14,619     26,564      26,479
                                    --------    --------   --------    --------
Income (loss) from operations         (4,069)      2,439     (3,802)      2,509

Non operating expense (income)            74          18       (166)        258
                                    --------    --------   --------    --------

Income (loss) before income taxes     (4,143)      2,421     (3,636)      2,251

Income taxes                          (1,409)        726     (1,236)        675
                                    --------    --------   --------    --------
Net income (loss)                   $ (2,734)   $  1,695   $ (2,400)   $  1,576
                                    ========    ========   ========    ========
Income (loss) per share             $  (0.27)   $   0.17   $  (0.23)   $   0.16
                                    ========    ========   ========    ========
Shares used in computing
income (loss) per share               10,239       9,997     10,231       9,956
                                    ========    ========   ========    ========


See accompanying notes

                                MICROGRAFX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                        SIX MONTHS ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                        1996                  1995
                                                                    ------------          ------------

Net cash flows provided by operating activities                     $      1,533          $      3,852

Cash flows from investing activities:
     Proceeds from maturities of short-term investments                    3,909                 2,128
     Purchases of short-term investments                                  (4,453)               (2,130)
     Capitalization of software development costs and
         purchases of acquired product rights                             (3,487)               (2,976)
     Purchases of property and equipment                                    (979)                 (822)
                                                                    ------------          ------------
              Net cash used in investing activities                       (5,010)               (3,800)

Cash flows from financing activities:
     Proceeds from employee stock programs                                   399                   926
     Other                                                                  --                     106
                                                                    ------------          ------------
              Net cash provided by financing activities                      399                 1,032

Effect of exchange rates on cash and cash equivalents                        347                  (366)
                                                                    ------------          ------------

Net (decrease) increase in cash and cash equivalents                      (2,731)                  718
Cash and cash equivalents, beginning of period                            13,790                11,329
                                                                    ------------          ------------
Cash and cash equivalents, end of period                            $     11,059          $     12,047
                                                                    ============          ============

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


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx at December 31, 1996 and for the three and six-month periods ended December 31, 1996 and 1995 are unaudited but reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, included in the 1996 Annual Report to Shareholders. The results of operations for the periods ended December 31, 1996 are not necessarily indicative of results to be expected for the year ending June 30, 1997.


RESTRUCTURING CHARGE

In November of 1996, J. Paul Grayson resigned as Chairman of the Board and Chief Executive Officer of the Company. An evaluation of the Company's organization and operations resulted in the decision to make certain organization changes. These changes resulted in a charge of $1.8 million for the termination of seven members of management. The Company also recorded a $0.2 million charge related to the termination of commitments made by the previous management for which no future benefit will be received. The entire $2.0 million charge is classified as an accrued liability as of December 31, 1996.

INVENTORIES

Inventories consist of the following (in thousands):

                                    December 31, 1996        June 30, 1996
                                    -----------------        -------------
Raw materials                          $    1,008             $      849
Finished goods                                758                    435
                                       ----------             ----------
                                       $    1,766             $    1,284
                                       ==========             ==========

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


COMMITMENTS AND CONTINGENCIES

FORWARD CONTRACTS
The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. As of December 31, 1996, the Company had one foreign exchange forward contract outstanding to sell 16 million Yen at $112.85 expiring January 1997. The difference between the carrying amount and current market settlement value of the forward contract was not significant.



INCOME PER SHARE

Income per share (in thousands) for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.


                                      Three Months Ended Six Months Ended
                                         December 31,    December 31,
                                       ---------------   ---------------
                                        1996     1995     1996     1995
                                       ------   ------   ------   ------

Weighted average common stock
     outstanding during the period 10,239 9,671 10,231 9,668 Common stock equivalents of employee
     stock programs                      --        326     --        288
                                       ------   ------   ------   ------
Shares used in primary income per
     share calculation                 10,239    9,997   10,231    9,956
                                       ======   ======   ======   ======


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


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       DECEMBER 31,                       DECEMBER 31,
                                              -------------------------------    -------------------------------
                                                   1996            1995               1996            1995
                                              --------------- ---------------    --------------- ---------------
Net revenues                                        100%            100%               100%            100%
Cost of revenues                                     33%             23%                30%             23%
                                                     ---             ---                ---             ---
Gross profit                                         67%             77%                70%             77%

Operating expenses:
   Sales and marketing                               54%             46%                51%             48%
   General and administrative                        16%             11%                14%             11%
   Research and development                          10%              9%                10%             10%
   Restructuring charge                              12%              -                  6%              -
                                                     ---          -----                  --          -----
Total operating expenses                             92%             66%                81%             70%

Income (loss) from operations                       (25%)            11%               (11%)             7%

Non operating (income) expense                        1%              -                  -               1%

Income (loss) before income taxes                   (26%)            11%               (11%)             6%

Income taxes                                         (9%)             3%                (4%)             2%

Net income (loss)                                   (17%)             8%                (7%)             4%


Net revenues of $16.1 million for the second quarter of fiscal 1997 decreased twenty-seven percent compared with net revenues of $22.1 million for the second quarter of fiscal 1996.

Revenues by customer category for the three and six month periods ended December 31, 1996 and 1995 are shown below (in thousands). The Business category includes the Micrografx Graphics Suite(TM), Micrografx Designer(TM), Picture Publisher(R), Designer Power Pack, Micrografx FlowCharter(R), Small Business Graphics and Print Studio(R), ABC ToolKit(TM), ABC SnapGraphics(TM), PhotoMagic(R), Simply 3D(TM), Instant 3D(TM) and Visual Reality(R). The Consumer category includes Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM)Art Studio(TM)2, Crayola(TM)Art(TM), American Greetings(R) Creatacard(R) Plus(TM), and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either business or consumer depending on the Company's assessment of the market or channel into which the product is sold.

                     Three Months Ended December 31,                Six Months Ended December 31,
                 -----------------------------------------     -----------------------------------------
                    1996         %        1995        %           1996        %        1995        %
                 ------------  ------  ------------ -------    -----------  ------  -----------  -------
    Business       $  11,288     70%     $  16,683     75%      $  22,610     69%    $  29,445      78%
    Consumer           4,825     30%         5,460     25%         10,093     31%        8,376      22%
                   ---------    ---      ---------    ---       ---------    ---     ---------     ---

    Total          $  16,113    100%     $  22,143    100%      $  32,703    100%    $  37,821     100%
                   =========    ===      =========    ===       =========    ===     =========     ===


The overall decline in business revenues is primarily attributable to timing of the product life cycle as well as customer selections of competitive products. Due to the rapid change in technology related to personal computers and software, the majority of sales for a version of a software product occur within the first year of its release. Though the Company has new versions of certain of its business products scheduled for release during the March quarter, many of the products sold during the second quarter were past this one year optimal selling period. Declines in sales of these mature products were offset in part by an increase in Windows Draw business revenues and revenues from Small Business Graphics and Print Studio which was released during the quarter. During the quarter, revenues from the Micrografx Graphics Suite and the standalone versions of Micrografx FlowCharter each represented more than 25% of the Company's business products revenues.

The revenue decline in the Company's consumer products was also attributable to products that were released over a year ago. Revenues for the products licensed under the Crayola brand name were $0.9 million during the quarter compared to $1.8 million for the same quarter of the prior year. This decline is a result of the Company's decreased focus on the Crayola products in conjunction with the expiration of the Company's agreement for marketing those products on March 31, 1997. Increasing revenues from the Company's Creatacard Plus product more than offset the decline in Hallmark revenues resulting from the cessation of shipments of the Hallmark product on September 30, 1996. For the second quarter, the Creatacard product represented 72% of the Company's consumer product revenues.

Revenues by geographical region for the three and six months ended December 31, 1996 and 1995 were as follows:

                     Three Months Ended December 31,                 Six Months Ended December 31,
                 -----------------------------------------     ------------------------------------------
                    1996         %        1995        %           1996        %         1995        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
    Americas       $   8,072     50%   $   11,016      50%      $  16,819      51%    $  18,292      48%
    Europe             5,999     37%        8,241      37%         10,800      33%       13,673      36%
    Pacific Rim        2,042     13%        2,886      13%          5,084      16%        5,856      16%
                   ---------    ---      ---------    ---       ---------     ---     ---------     ---
    Total          $  16,113    100%    $  22,143     100%      $  32,703     100%    $  37,821     100%
                   =========    ===     =========     ===       =========     ===     =========     ===

Revenue declines were proportionate across each region during the quarter ended December 31, 1996. This decrease resulted primarily from the changing product release schedule explained above.

Cost of revenues for the three months ended December 31, 1996 was $5.3 million, or 33% of net revenues, compared to $5.1 million, or 23% of net revenues, for the three months ended December 31, 1995. The increase in cost of revenues for the three months ended December 31, 1996 is attributable to a product mix that includes more consumer products which have lower margins due to pricing pressures, higher packaging and selling costs, and external royalties. Also contributing to the rise in cost of revenues as a percent of revenues were a reduction in greeting card pricing and an unfavorable shift in product mix to boxed products which contain typical content (packaging, manuals, CD's or floppy disks) from OEM and license revenues which require substantially less content. The Company's objective is to return the product mix to a more historically normal relationship between boxed and OEM and license products over the next two quarters.

The Company's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the second quarter of the prior year been in effect during the second quarter of 1997, revenues would have been $0.5 million higher. This decrease resulted from the change in exchange rates of European currencies and the Japanese Yen versus the U.S. Dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

Sales and marketing expenses for the three months ended December 31, 1996 were $8.8 million, or 54% of revenues, compared to $10.2 million, or 46% of revenues for the same period in the previous year. The decrease in sales and marketing expense reflects the efficiencies gained by eliminating duplicate costs subsequent to the acquisition of Visual.

General and administrative expenses increased to $2.5 million for the quarter, compared to $2.3 million for the second quarter of last year. This increase is primarily attributable to non-recurring expenses related to the Company's CEO search.

Net research and development expenses for the three months ended December 31, 1996 were $1.6 million, compared to $2.1 million for the quarter ended December 31, 1995. Gross research and development expenses, before capitalization, for the three months ended December 31, 1996 remained flat versus the prior year at $2.7 million.

During the three months ended December 31, 1996, the Company capitalized approximately $1.1 million in software development costs and amortized $1.1 million in software development costs. This compares to capitalization of $0.6 million and amortization of $0.6 million in the three months ended December 31, 1995.

During the quarter, the Company took a $2.0 million restructuring charge which was almost entirely related to severance for certain members of the senior management team in the U.S. and abroad.

For the three months ended December 31, 1996, non-operating expenses of $0.1 million resulted from foreign exchange losses partially offset by interest income. For the prior year quarter, foreign exchange losses approximately offset interest income.

For the six months ended December 31, 1996, net revenues of $32.7 million decreased fourteen percent compared with $37.8 million for the six months ended December 31, 1995. This decrease was across all geographies and is a result of the timing of the product life cycle, as previously discussed, partially offset by a growth of 88% in revenues from the Company's greeting card products.

Operating profit for the first two quarters of fiscal 1997 declined due to the drop in revenue, the degradation of gross margins, and the restructuring charge, partially offset by efficiencies gained in sales and marketing resulting from the Visual acquisition.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents of $11.1 million and short-term investments of $5.4 million.

For the six months ended December 31, 1996, cash used by investing activities exceeded cash provided by operating and financing activities, resulting in a decrease of $2.7 million in cash and cash equivalents but an increase in short-term investments of $0.5 million. Operating activities provided $1.5 million in cash during the six months ended December 31, 1996, consisting of depreciation and amortization of $4.4 million and an increase in accounts payable and accrued liabilities of $4.2 million, partially offset by a net loss of $2.4 million and increases in accounts receivable of $2.4 million and deferred tax asset of $1.0 million. During the first half of 1997, the accounts receivable allowance increased $1.3 million resulting from the overall increase in receivables and the corresponding increase in days sales outstanding.

Investing activities used $5.0 million in cash during the six months ended December 31, 1996 primarily due to capitalized software development costs and purchases of acquired product rights of $3.5 million and capital expenditures of $1.0 million. Financing activities provided $0.4 million in cash during the six months ended December 31, 1996, consisting of proceeds from employee stock programs. As discussed in the footnotes to the financial statements, the $2.0 million restructuring charge appears on the balance sheet as an accrued liability. The Company expects to pay this amount over the next two quarters.

The Company believes that cash flow from operations and existing cash and short-term investments will be sufficient to meet the Company's capital requirements in the short term and thereafter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on November 7, 1996, the following persons were elected to the Board of Directors:

                                     Affirmative Votes    Votes Withheld
                                     -----------------    --------------
J. Paul Grayson                           7,889,845            144,664
David S. Gergacz                          7,847,497            187,012
Seymour Merrin                            7,881,888            152,621
Robert Kamerschen                         7,847,206            187,303
Robert S. Miller                          7,781,856            252,653
Eugene P. Beard                           7,891,467            143,042

The following proposals were also approved at the Company's Annual Meeting of Shareholders

                                                   Affirmative   Negative                  Broker
                                                      Votes        Votes     Abstentions  Non-votes
                                                      -----        -----     -----------  ---------
Amendment of the Micrografx, Inc. 1995              5,359,196   2,583,532      36,021      55,760
Director Stock Option Plan increasing the
number of shares subject to options annually
granted to the Company's non-employee
directors from 3,000 to 7,500 options shares

Appointment of Arthur Andersen LLP as               7,958,652      60,090      15,767           0
independent public accountants for he
Company


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     27. The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)   Reports on Form 8-K.

     On January 22, 1997 the Company filed a Form 8-K to announce the approval of Ernst & Young LLP as its independent auditors for the fiscal year ending June 30, 1997 to replace the firm of Arthur Andersen LLP, who resigned as auditors of the Company effective January 14, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        MICROGRAFX, INC.



Date:    February 14, 1996                              By  /s/ Larry G. Morris
                                                            --------------------
                                                        Larry G. Morris
                                                        Chief Financial Officer
                                                        and Treasurer

                                 Exhibit Index

Exhibit                           Description
-------                           -----------
  27                              Financial Data Schedule