Form 10-Q
period 1997-03-31
MICROGRAFX INC
filed 1997-05-15
CIK 756497

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

                 For the quarterly period ended March 31, 1997

                                       or

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

     As of April 30, 1997, 10,232,029 shares of the Company's common stock were outstanding.
================================================================================

                                MICROGRAFX, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                    PART I.
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of                          3
                  March 31, 1997 and June 30, 1996

                  Consolidated Statements of Operations for the three                  4
                  and nine months ended March 31, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows for                  5
                  the nine months ended March 31, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of Financial                    8
                  Condition and Results of Operations

                                    PART II.

Item 1.           Legal Proceedings                                                   12

Item 6.           Exhibits and Reports on Form 8-K                                    12

                  SIGNATURES                                                          13


                                MICROGRAFX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      MARCH 31,       JUNE 30,
                                                                        1997            1996
                                                                      ---------      ---------
                                                                     (Unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                         $10,988       $13,790
     Short-term investments                                              4,553         4,844
     Accounts receivable, less allowances of $4,417 and $3,092          12,024         9,417
     Inventories                                                         1,298         1,284
     Deferred tax asset                                                  1,922           497
     Other current assets                                                1,881         1,709

                                                                       -------       -------
         Total current assets                                           32,666        31,541

Property and equipment, net                                              2,747         3,150

Capitalized software development costs
     and acquired product  rights, net                                   6,360         5,282

Other assets                                                               116           125

                                                                       -------       -------
         Total assets                                                  $41,889       $40,098
                                                                       =======       =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $ 6,714       $ 4,230
     Other accrued liabilities                                           7,333         6,079

                                                                       -------       -------
         Total current liabilities                                      14,047        10,309

Deferred income taxes and other liabilities                                659           684

Shareholders' equity                                                    27,183        29,105

                                                                       -------       -------
         Total liabilities and shareholders' equity                    $41,889       $40,098
                                                                       =======       =======


See accompanying notes

                                MICROGRAFX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                    THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                    ----------------------------       ---------------------------
                                      1997                1996            1997            1996
                                    --------           ---------       ----------      -----------
Net revenues                        $ 17,124           $ 18,355         $ 49,827       $ 56,175
Cost of revenues                       5,134              4,637           15,076         13,470
                                    --------           --------         --------       --------
     Gross profit                     11,990             13,718           34,751         42,705

Operating expenses:
   Sales and marketing                 8,333              8,745           25,041         27,082
   General and administrative          1,707              2,401            6,166          6,739
   Research and development            1,737              2,027            5,170          5,831
   Restructuring charge                   --                 --            1,964             --
                                    --------           --------         --------       --------
        Total operating expenses      11,777             13,173           38,341         39,652

                                    --------           --------         --------       --------
Income (loss) from operations            213                545           (3,590)         3,053

Non operating expense (income)            30               (151)            (137)           106

                                    --------           --------         --------       --------
Income (loss) before income taxes        183                696           (3,453)         2,947

Income taxes                              62                209           (1,174)           884

                                    --------           --------         --------       --------
Net income (loss)                   $    121           $    487         $ (2,279)      $  2,063
                                    ========           ========         ========       ========

Income (loss) per share             $   0.01           $   0.05         $  (0.22)      $   0.21
                                    ========           ========         ========       ========

Shares used in computing
income (loss) per share               10,235             10,177           10,232         10,032
                                    ========           ========         ========       ========

See accompanying notes

                                MICROGRAFX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                         NINE MONTHS ENDED MARCH 31,
                                                         ---------------------------
                                                            1997              1996
                                                         ---------          --------
Net cash flows provided by operating activities           $  3,795          $  5,796

Cash flows from investing activities:
     Proceeds from maturities of short-term investments      7,710             4,914
     Purchases of short-term investments                    (7,419)           (5,516)
     Capitalization of software development costs and
         purchases of acquired product rights               (5,921)           (4,597)
     Purchases of property and equipment                    (1,335)           (1,155)
                                                          --------          --------
              Net cash used in investing activities         (6,965)           (6,354)

Cash flows from financing activities:
     Proceeds from employee stock programs                     398             1,892
     Issuance of related party notes payable                    --               906
     Treasury stock acquired                                   (52)             (969)
     Other                                                      --               295
                                                          --------          --------
              Net cash provided by financing activities        346             2,124

Effect of exchange rates on cash and cash equivalents           22              (469)
                                                          --------          --------

Net (decrease) increase in cash and cash equivalents        (2,802)            1,097
Cash and cash equivalents, beginning of period              13,790            11,329
                                                          --------          --------
Cash and cash equivalents, end of period                  $ 10,988          $ 12,426
                                                          ========          ========


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


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx at March 31, 1997 and for the three and nine-month periods ended March 31, 1997 and 1996 are unaudited but reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, included in the 1996 Annual Report to Shareholders. The results of operations for the periods ended March 31, 1997 are not necessarily indicative of results to be expected for the year ending June 30, 1997.


RESTRUCTURING CHARGE

Effective December 31, 1996, J. Paul Grayson resigned as Chairman of the Board and Chief Executive Officer of the Company. An evaluation of the Company's organization and operations resulted in the decision to make certain organization changes. These changes resulted in a charge of $1.8 million for the termination of seven members of management. The Company also recorded a $0.2 million charge related to the termination of commitments made by the previous management for which no future benefit will be received. Approximately $1.2 million of this charge remains classified as an accrued liability as of March 31, 1997.

INVENTORIES

Inventories consist of the following (in thousands):


                              March 31, 1997     June 30, 1996
                              --------------     -------------
Raw materials                    $  825             $  849
Finished goods                      473                435
                                 ------             ------
                                 $1,298             $1,284
                                 ======             ======

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


COMMITMENTS AND CONTINGENCIES

FORWARD CONTRACTS
The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, The Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. As of March 31, 1997, the Company had foreign exchange forward contracts outstanding to sell 20 million Yen for $0.2 million expiring April 3, 1997 and to sell 45 million Yen for $0.4 million expiring May 2, 1997. The difference between the carrying amount and current market settlement value of the forward contracts was not significant.


INCOME PER SHARE

Income per share (in thousands) for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.

                                            Three Months Ended       Nine months Ended
                                                March 31,                 March 31,
                                            ------------------       -----------------
                                             1997       1996          1997       1996
                                            ------    --------       ------    -------
Weighted average common stock
     outstanding during the period          10,235     9,771         10,232     9,702
Common stock equivalents of employee
     stock programs                             --       406             --       330
                                            ------    ------         ------    ------
Shares used in primary income per
     share calculation                      10,235    10,177         10,232    10,032
                                            ======    ======         ======    ======

Fully diluted income per share was not materially different from primary income per share for all periods presented.

                                MICROGRAFX, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx is the global leader in enterprise graphics and personal creativity software and is the acknowledged pioneer of Windows business and consumer graphics software.

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


                                    Three Months Ended   Nine Months Ended
                                         March 31,           March 31,
                                    ------------------   ------------------
                                     1997        1996     1997        1996
                                    -------    -------   ------      ------
Net revenues                         100%        100%      100%       100%
Cost of revenues                      30%         25%       30%        24%
                                    ----        ----      ----       ----
Gross profit                          70%         75%       70%        76%

Operating expenses:
   Sales and marketing                49%         48%       50%        48%
   General and administrative         10%         13%       12%        12%
   Research and development           10%         11%       11%        10%
   Restructuring charge               --          --         4%        --
                                    ----        ----      ----       ----
Total operating expenses              69%         72%       77%        70%

Income (loss) from operations          1%          3%       (7%)        6%

Non operating (income) expense        --          (1%)      --         --

Income (loss) before income taxes      1%          4%       (7%)        6%

Income taxes                          --           1%       (2%)        2%

Net income (loss)                      1%          3%       (5%)        4%

Revenues by customer category for the three and nine month periods ended March 31, 1997 and 1996 are shown below (in thousands). The Business Graphics category includes Micrografx FlowCharter(R), Micrografx Graphics Suite(TM), Webtricity(TM), Simply 3D(TM), Picture Publisher(R), Small Business Graphics and Print Studio(R), Micrografx Designer(TM), Designer Power Pack, ABC ToolKit(TM), ABC SnapGraphics(TM), PhotoMagic(R), Instant 3D(TM) and Visual Reality(R). The Personal Creativity category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM)Art Studio(TM)2, Crayola(TM)Art(TM), and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either Business Graphics or Personal Creativity depending on the Company's assessment of the market or channel into which the product is sold.

                             Three Months Ended March 31,                 Nine Months Ended March 31,
                       ----------------------------------------       ------------------------------------
                          1997         %         1996        %          1997       %         1996       %
                       -----------    ---      ---------    ---       --------    ---      --------    ---
Business Graphics      $    12,574     73%     $  13,513     74%      $ 35,169     71%     $ 43,395     77%
Personal Creativity          4,550     27%         4,842     26%        14,658     29%       12,780     23%
                       -----------    ---      ---------    ---       --------    ---      --------     --
Total                  $    17,124    100%     $  18,355    100%      $ 49,827    100%     $ 56,175    100%
                       ===========    ===      =========    ===       ========    ===      ========    ===

The seven percent decline in business revenues resulted as sales of products released in the third fiscal quarter did not offset the loss of sales for products on which the Company no longer focuses. Two factors accounted for this loss of sales: first, due to the rapid change in technology related to personal computers and software, the majority of sales for a version of a software product occur within the first year of its release; second, during the first quarter of this year, the Company decided to shift the release of its business software to fiscal Q3 after the close of the Christmas season. While the Company did release new or upgraded versions of FlowCharter, Graphics Suite, Webtricity, and Simply 3D, mostly during the latter part of the third quarter of fiscal 1997, the delay in introducing these products meant that older titles such as Designer Power Pack, Instant 3D, and Visual Reality had lost their prior year sales momentum. During the quarter, revenues from the Micrografx Graphics Suite and the standalone versions of Micrografx FlowCharter combined represented more than half of the Company's business products revenues.

The six percent revenue decline in the Company's consumer products in the third fiscal quarter was despite positive reaction to the introduction of American Greetings CreataCard Gold, an expanded version of the Company's established CreataCard Plus product. Revenues from the Company's CreataCard products declined slightly compared to prior year sales of the Company's Hallmark product due to lower prices and increased competition from Microsoft's Hallmark Greetings Workshop. The Company had no revenues related to its former Hallmark product due to the cessation of shipments of the Hallmark product on September 30, 1996 compared to revenues of $3.0 million in the third quarter of the prior year. The overall decline in Personal Creativity also reflects reduced sales of products licensed under the Crayola brand name. The Company's agreement for marketing those products expired on March 31, 1997 and revenues representing the final sales of the products were $1.0 million during the quarter compared to $1.2 million in the prior year quarter. For the third quarter, the CreataCard products represented more than half of the Company's consumer product revenues.

Revenues by geographical region for the three and nine months ended March 31, 1997 and 1996 were as follows:

                     Three Months Ended March 31,                   Nine Months Ended March 31,
                   --------------------------------------     ------------------------------------
                      1997       %         1996       %         1997        %        1996       %
                   ---------    ---     ---------    ----     ---------    ---    ---------    ---
    Americas           9,324     54%        9,718     53%      $ 26,143     52%      28,009     50%
    Europe             5,422     32%        6,337     34%        16,222     33%      20,010     36%
    Pacific Rim        2,378     14%        2,300     13%         7,462     15%       8,156     14%
                   ---------    ---     ---------    ---       --------    ---    ---------    ---
    Total          $  17,124    100%    $  18,355    100%      $ 49,827    100%   $  56,175    100%
                   =========    ===     =========    ===       ========    ===    =========    ===

The seventeen percent decline in European revenues for the third quarter of fiscal 1997 resulted from the product release schedules. As previously discussed, the Company released new or upgraded English versions of its products during the latter part of the third quarter. Of the five products released during the third quarter, only one had localized versions available during the quarter. While two of the products are not currently being localized, the Company has or will introduce localized versions of the remaining two products during the fourth quarter.

Cost of revenues for the three months ended March 31, 1997 was $5.1 million, or 30% of net revenues, compared to $4.6 million, or 25% of net revenues, for the three months ended March 31, 1996. The increase in cost of revenues for the three months ended March 31, 1997 is attributable to lower selling prices on the Company's greeting card software products, increased amortization of acquired product rights, and increased external royalties. Also contributing to the rise in cost of revenues as a percent of revenues was an unfavorable shift in product mix to boxed products which contain typical content (packaging, manuals, CD's or floppy disks) from OEM and license revenues which require substantially less content. The Company's objective is to return the product mix to a more historically normal relationship between boxed and OEM and license products.

The Company's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the second quarter of the prior year been in effect during the second quarter of 1997, revenues would have been $0.7 million higher. This decrease resulted from the change in exchange rates of European currencies and the Japanese Yen versus the U.S. Dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

Sales and marketing expenses for the three months ended March 31, 1997 were $8.3 million, or 49% of revenues, compared to $8.7 million, or 48% of revenues for the same period in the previous year. The decrease in sales and marketing expense reflects the efficiencies gained by eliminating duplicate costs subsequent to the acquisition of Visual, the recent reduction in executive overhead and management layers, and cost control measures.

General and administrative expenses decreased twenty-nine percent to $1.7 million for the quarter, compared to $2.4 million for the third quarter of last year. This decline also reflects the efficiencies gained by eliminating duplicate costs subsequent to the acquisition of Visual, the recent reduction in executive overhead and management layers, and cost control measures.

Net research and development expenses for the three months ended March 31, 1997 were $1.7 million, compared to $2.0 million for the quarter ended March 31, 1996. Gross research and development expenses, before capitalization, for the three months ended March 31, 1997 declined to $2.7 million versus $3.0 million in the prior year. Research and development expenses capitalized in each period approximated amortization of the previously capitalized expenses.

For the three months ended March 31, 1997, non-operating expenses resulting from foreign exchange losses approximately offset interest income. For the prior year quarter, non-operating income of $0.2 million resulted as interest income exceeded foreign exchange losses.

For the nine months ended March 31, 1997, net revenues of $49.8 million decreased eleven percent compared with $56.2 million for the nine months ended March 31, 1996. This decrease was across all geographies and is a result of the timing of the product life cycle, as previously discussed, partially offset by 50% growth in revenues from the Company's greeting card products.

Operating profit for the first three quarters of fiscal 1997 declined due to the drop in revenue, the degradation of gross margins, and a second quarter $2.0 million restructuring charge which was almost entirely related to severance for certain members of the senior management team in the U.S. and abroad. These factors were partially offset by efficiencies gained in all areas resulting from the Visual acquisition, reducing executive overhead and management layers, and cost control measures.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of $11.0 million and short-term investments of $4.6 million.

For the nine months ended March 31, 1997, cash used by investing activities exceeded cash provided by operating and financing activities, resulting in a decrease of $2.8 million in cash and cash equivalents. Operating activities provided $3.8 million in cash during the nine months ended March 31, 1997, consisting of depreciation and amortization of $6.6 million and an increase in accounts payable and accrued liabilities of $3.7 million, partially offset by a net loss of $2.3 million and increases in accounts receivable of $2.6 million and deferred tax asset of $1.4 million. During the first three quarters of fiscal 1997, the accounts receivable allowance increased $1.3 million resulting from the overall increase in receivables.

Investing activities used $7.0 million in cash during the nine months ended March 31, 1997 primarily due to capitalized software development costs and purchases of acquired product rights of $5.9 million and capital expenditures of $1.3 million. Financing activities provided $0.3 million in cash during the nine months ended March 31, 1997, consisting primarily of proceeds from employee stock programs. As discussed in the footnotes to the financial statements, $1.2 million of the $2.0 million restructuring charge remains on the balance sheet as an accrued liability. The Company expects to pay this amount during the fourth quarter.

The Company expects that cash flow from operations and existing cash and short-term investments will be sufficient to meet the Company's capital requirements in the short term.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 1997, the FASB issued SFAS 128, 'Earnings per Share,' which will become effective December 15, 1997. Early adoption of the standard is not permitted. The pro-forma Basic Earnings per Share calculated pursuant to SFAS 128 for the three and nine-month periods ended March 31, 1997, would be the same as reported Earnings per Share, and the pro-forma Diluted Earnings per Share calculated pursuant to SFAS 128 would not be materially lower than reported Earnings per Share.

FORWARD-LOOKING STATEMENTS

The Company notes that, with the exception of historical information, the matters discussed above are forward-looking statements that involve risks and uncertainties. Additional information on the factors that could affect the Company's financial results is included in the Company's 1996 Annual Report to Shareholders and other filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1  Settlement agreement between J. Paul Grayson and the Company.

      10.2  Severance agreement between Herman DeLatte and the Company.

      27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)   Filings on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MICROGRAFX, INC.



Date:    May 15, 1997                      By  /s/ Larry G. Morris
                                              ----------------------------------
                                              Larry G. Morris
                                              Chief Financial Officer
                                              and Treasurer

                                 EXHIBIT INDEX

Exhibit
Number                                      Description
-------             ------------------------------------------------------------
  10.1              Settlement agreement between J. Paul Grayson and the Company

  10.2              Severance agreement between Herman DeLatte and the Company

  27                Financial Data Schedule