Form 10-K
period 1997-06-30
MICROGRAFX INC
filed 1997-09-18
CIK 756497

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------
                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER 0-18708

                                ---------------

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

                                ---------------

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of Class)

                                ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at August 31, 1997 was approximately $76,260,460.

On August 31, 1997, there were 10,473,187 shares outstanding of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held November 4, 1997 are incorporated by reference into Part III.

================================================================================

                               MICROGRAFX, INC.

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                    PART I.

 Item 1.     Business...............................................     1

 Item 2.     Properties.............................................     8

 Item 3.     Legal Proceedings......................................     8

 Item 4.     Submission of Matters to a Vote of Security Holders....     8

                                PART II.

 Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters....................................     8

 Item 6.     Selected Financial Data................................     9

 Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     10

 Item 8.     Financial Statements and Supplementary Data............     22

 Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................     39

                                PART III.

 Item 10.    Directors and Executive Officers of the Registrant.....     39

 Item 11.    Executive Compensation.................................     39

 Item 12.    Security Ownership of Certain Beneficial Owners
             and Management.........................................     39

 Item 13.    Certain Relationships and Related Transactions.........     39

                                PART IV.

 Item 14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K....................................     39

 Item 14 (a) Index to Financial Statements and Financial
             Statement Schedules....................................     42

                Signatures..........................................     43

                Financial Statement Schedule........................     45

                                    PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties. These statements reflect management's best judgment based on factors known to them at the time of such statements. The Company's actual results may differ materially from the results discussed in these forward-looking statements. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends and Risk Factors."

GENERAL

Micrografx, Inc. develops and markets graphics software which enhances visual communication and empowers creative expression. As used herein, the "Company" refers to Micrografx, Inc. and its wholly owned subsidiaries. The Company's graphics applications software products range from greeting card software for families and children to enterprise-wide graphics suites which are capable of managing all the graphic imagery for the world's largest corporations. The Company's U.S. operations are based in Richardson, Texas, with development offices located in San Francisco, Los Angeles, and Portland, Oregon. International subsidiaries are located in the United Kingdom, France, Germany, Italy, The Netherlands, Australia, and Japan.

On June 30, 1997 the Company acquired the assets and assumed certain liabilities of AdvanEdge Technologies, Inc. ("AdvanEdge") for approximately $3.7 million. AdvanEdge is a developer of enterprise process mapping, modeling and simulation tools and Micrografx intends to continue the business of AdvanEdge. The merger has been accounted for as a purchase.

The Company was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of the Company are located at 1303 E. Arapaho Road, Richardson, Texas 75081, and its telephone number is (972) 234-1769.

PRODUCTS

The Company competes in the graphics segment of the software market. The Company's products are designed for personal computers utilizing the Microsoft Windows/R/ operating environments, which include Windows 3.1, Windows 95 and Windows NT.

The Company views its application software products in three product categories: Enterprise Graphics Products (Graphics Suite/TM/, FlowCharter/R/, Optima!/TM/, and Designer/TM/), Web Graphics Products (Webtricity/TM/, Simply 3D/TM/, and Picture Publisher/R/) and Personal Creativity Products (Windows Draw/R/, American Greetings CreataCard/R/ Gold/TM/ and CreataCard/R/ Plus/TM/).

Due to the rapid change in technology related to personal computers and competitive market conditions, the Company is continually updating and
refining its products.   To keep pace with the market, the Company seeks to
release new versions of its products every 12 to 18 months. Different releases of a software application are denoted by a version number which is generally incremented by one for each release. Significant versions and the release date for English versions of the Company's products are discussed below with the product to which it relates.

Enterprise Graphics Products

GRAPHICS SUITE. This graphics application suite integrates powerful diagramming, image editing, illustration, three-dimensional ("3D"), and clip-art management capabilities within Windows 95 or Windows NT and is complementary to the Microsoft/R/ Office/R/ 95 environment. Graphics Suite offers a comprehensive graphics solution to business professionals. Graphics Suite 2 includes FlowCharter 7, Designer 7, Picture Publisher 7, Simply 3D 2, Micrografx Media Manager/TM /(a tool that manages the clip-art libraries), and over 35,000 illustrations, clip-art and photo images. Graphics Suite 2 was released in February 1997.

FLOWCHARTER. FlowCharter is a business drawing, diagramming, and charting tool. FlowCharter works interactively with the user to communicate ideas, processes, data, and concepts visually. This powerful application provides tools for analyzing, updating and understanding Total Quality Management, Business Process Engineering and Business Process Modeling. FlowCharter 7 was released in January 1997.

OPTIMA! Optima! is an integrated tool for creating process maps, modeling process behavior, doing simulation, and performing "what if?" analysis. Optima! is designed for Business Process Reengineering, Total Quality Management, and other process improvement efforts. This product was obtained through the acquisition of AdvanEdge in June 1997.

DESIGNER. Designer is a professional illustration and graphics package that contains free-hand drawing capabilities, computer-aided design features, and import and export capabilities for popular graphics formats. Designer provides useful tools for technical illustration. Designer 7 is available in Graphics Suite 2.

Web Graphics Products

WEBTRICITY. Webtricity is a suite of applications designed for the creation of graphical content and effects for Web pages. This suite includes Simply 3D 2, Picture Publisher 7, Designer 7, and Micrografx Media Manager. Webtricity was released in February 1997.

SIMPLY 3D. Simply 3D is an easy to use 3D software package for creating stills and animations for the Internet, documents, and presentations. A complete set of 3D graphics tools and tutorials lets even the novice artist transform drawings, typography and charts into 3D objects using over 100 seamless textures like wood, stone or even dinosaur skin. Simply 3D links with popular 2D draw and paint applications and over 400 pre-built 3D objects are included to make the creation of 3D imagery even easier. Simply 3D 2 was released in March 1997.

PICTURE PUBLISHER. Picture Publisher is a professional comprehensive imaging application for creating photo effects and web graphics. Picture Publisher allows the user to design and assemble complex image montages, to paint and retouch images, and to add special effects. Picture Publisher contains tools to crop, size, rotate, mirror, and calibrate the image for dependable, high quality output. Picture Publisher 7 was released in June 1997.

Personal Creativity Products

AMERICAN GREETINGS CREATACARD PRODUCTS. American Greetings Corporation is the largest publicly owned greeting card company in the world. Working together, American Greetings and Micrografx have made American Greetings social expression products available for today's computer user. Customers can shop on-line for cards or use CreataCard software to combine a selection of professional American Greetings graphics with their own personalized message and print the results using their own inkjet or laser printer. Orders can also be sent via modem to American Greetings where the cards will be individually printed and mailed. CreataCard Plus was introduced in September 1996 with 3,000 pre-designed cards and CreataCard Gold was introduced in March 1997 with over 4,000 cards, additional artistic designs, and Avery/R/American Greetings card stock. The Company expects to release version 2 of both products in time for the Christmas selling season of calendar 1997.

WINDOWS DRAW. This Windows 95 graphics and printing studio for the home and office includes drawing, diagramming, 3D text and graphics, internet graphics, photo editing, painting, and a drag-and-drop clip art manager, plus more than 20,000 clip art and photo images. Over 150 custom templates are included helping users instantly create their own banners, certificates, announcements, family trees and organization charts. Photos can easily be scanned into layouts and over 250 customizable TrueType fonts are available to fit any artistic need. This application brings a full range of sophisticated, user-friendly graphics tools within reach of any PC user. Windows Draw 5 Graphics and Print Studio was introduced in September 1996, and the Company expects to release version 6 during the first quarter of fiscal 1998.

In the year ended June 30, 1997, the Company also marketed software products designed in conjunction with Hallmark Cards, Incorporated ("Hallmark") and its subsidiary, Binney & Smith Properties, Inc. ("Binney & Smith"). The Company's licenses for these products have expired. See "Licensing Agreements" under "Trends and Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for further discussion of these products.

LICENSING AGREEMENTS

American Greetings Licensing and Development Agreement. The Company entered into a licensing agreement with American Greetings Corporation for products in the consumer greeting card market, pursuant to which the Company has developed American Greetings CreataCard Plus, which shipped in September 1996, and American Greetings CreataCard Gold, which shipped in March 1997. The Company pays American Greetings a quarterly fee for the right to use the trademark and certain creative content based upon sales of the American Greetings products. The agreement expires on August 31, 1999, and automatically renews for successive terms of one year each, unless terminated by either party prior to the expiration of the initial term. See "Licensing Agreements" under "Trends and Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for further discussion of the American Greetings brand name products.

Crayola Licensing and Development Agreement. The Company's product offerings in fiscal 1997 included Crayola Art Studio 2 and Crayola Art, which embody copyrights, trademarks, trade names and other proprietary designs and characters that are the property (the "Licensed Intellectual Property") of Binney & Smith Properties, Inc. (a subsidiary of Hallmark Cards, Inc.) pursuant to license agreements between the Company and Binney & Smith. The Company paid Binney & Smith a quarterly fee for the right to use the Crayola trademark based upon sales of the Crayola products. The license agreement to sell these products expired December 31, 1996, however Micrografx had the right to sell off inventory on hand at the expiration of the license through March 31, 1997. See "Licensing Agreements" under "Trends and Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for further discussion of the Crayola brand name products.

Hallmark Licensing and Development Agreement. In May 1994, the Company entered into an agreement with Hallmark Cards, Incorporated ("Hallmark") for the joint development of personal computer software programs utilizing various trademarks licensed from Hallmark. Pursuant to this agreement, the Company developed a software product, Hallmark Connections Card Studio, utilizing the Hallmark trademark, which was released in the first quarter of fiscal 1996. The Company paid Hallmark a quarterly fee for the right to use the trademark and certain creative content based upon sales of the Hallmark product. Hallmark introduced a product for the consumer greeting card market in conjunction with Microsoft Corporation which competes directly with the Company's greeting card products, and Hallmark terminated the Company's license agreement for the Hallmark Connections Card Studio product effective in September 1996. See "Licensing Agreements" under "Trends and Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for further discussion of Hallmark brand name products.

LOCALIZATION

The Company localizes its business products for distribution in countries other than the United States, generally by translating user interfaces, packaging and marketing materials, and product documentation. Windows Draw and most of the Company's enterprise graphics products and web graphics products have been localized into various product languages, including German, French, Japanese, Italian and Spanish. Currently, the personal creativity products other than Windows Draw are distributed only in English language versions.

MARKETING AND DISTRIBUTION

The Company maintains sales organizations in most major markets in the world, including the United States, Germany, France, the United Kingdom, Italy, Australia and Japan. In addition, the Company has appointed agents in The Netherlands, Denmark, Switzerland, Spain and Poland. Approximately 52% of the Company's revenues were generated outside the United States in fiscal 1997, with 32% from Europe and 17% from Asia Pacific. See Segment Information in Notes to Consolidated Financial Statements included under Item 8 for geographical segmentation of revenues, operating results and identifiable assets.

The Company typically operates with very little backlog of unshipped orders, due to its capability to ship product within a few days of receipt of a purchase order. The Company distributes its products through the following channels: distributors and resellers, corporate sales force, direct to end users, and through OEMs (original equipment manufacturers).

Distributors and resellers. The Company markets its products primarily through independent, non-exclusive distributors and resellers located in 27 countries around the world. Distributors include Computer 2000, Ingram Micro, Merisel, Inc. and Tech Data Corporation. Resellers include Corporate Software, Inc., Gruber Consultrade, MicroCenter, Inc., Snapp LLC and Softmart, Inc. In fiscal 1997, sales to Ingram Micro and Tech Data accounted for 22% and 16% of the Company's net revenues, respectively, while no other customer accounted for more than 10% of the Company's net revenues. In fiscal 1996, sales to Ingram Micro accounted for 17% of the Company's net revenues. The Company offers sales incentives, training, technical support, and promotional aids to some resellers. The Company has distributorship agreements with all distributors and resellers. These agreements are cancelable by either party with specified prior written notice, and none of these agreements contain minimum or required purchase commitments by the distributor or reseller.

Corporate sales force. The Company has corporate sales representatives located at the Company's corporate headquarters in the United States as well as in Germany, France, the United Kingdom, Italy, The Netherlands, Australia, Japan, Denmark, Switzerland, Spain and Poland. The Company's corporate sales representatives provide sales support and assistance to the Company's resellers and distributors. As such, sales made by the corporate sales force are generally fulfilled through the distributor and reseller channels.

Direct sales to end users. The Company promotes its products through direct marketing techniques designed to reach existing and potential customers, and one-on-many seminars and trade show events. Fulfillment of product to the end user is accomplished primarily through the services of third-party fulfillment companies located in the United States, Europe and Japan.

Original Equipment Manufacturers. The Company licenses certain of its products to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with the OEM's equipment, typically personal computers, printers and scanners. During fiscal 1997, the Company had OEM agreements with many companies including Canon Computer Systems, Inc., Landis & Staefa, Seiko Epson, Mustek, Inc., and Vobis AG.

PROMOTION AND ADVERTISING

The Company's marketing organization is responsible for worldwide product marketing, planning, positioning, market strategy, and communicating marketing plans to the Company's sales offices. Local personnel in each sales territory develop the marketing mix by coordinating media placement, direct mail, public relations, and channel sales management. The Company utilizes outside agencies in the development of marketing literature, advertisements, brochures, demonstration diskettes, and packaging, as well as an outside public relations agency.

The Company routinely conducts promotions with resellers, distributors, OEMs, and major customers in an effort to increase sales of its products. The Company advertises in the personal computer industry trade press and certain other business publications. To build awareness, the Company offers trial and preview versions with certain of its software products and participates in industry trade events.


PRODUCT SUPPORT

The Company offers technical support to its customers through telephone support, Internet support and fax response. Technical support for the Company's business products is provided free for 30 days to customers beginning with the first phone call. Technical support after the grace period is provided on a charged basis through a priority access toll line, or by credit card charge or through a pre-purchased annual support plan. Technical support for the Company's consumer products is provided free on an unlimited basis. Technical support business hours are from 7:00 a.m. to 5:00 p.m. Central Standard Time Monday through Friday in the United States. Internet support is provided 24 hours a day, 7 days per week. The Company generally outsources product support activities to independent, third-party service providers in the United States, Europe, Japan and Australia.


PRODUCT DEVELOPMENT

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development effort also emphasizes introduction of new products to broaden the Company's product line and to reach larger segments of the market.

In order to foster an entrepreneurial spirit among its developers and to assure better quality control and encourage innovation, the Company adopted a program to provide certain incentives to developers for the design and development of versions of key products. Under the program, developers are eligible to receive stock options under the Company's Incentive and Nonstatutory Stock Option Plan. Options are granted based upon a formula involving quarterly gross margins and the closing market price of the Company's common stock on the last day of each such quarter.

See the Consolidated Statements of Operations and Intangible Assets in the Notes to Consolidated Financial Statements included under Item 8 for a discussion of research and development expenditures.

COMPETITION

The personal computer graphics software market is highly competitive. The Company's competitors include many independent applications software vendors, such as Adobe Systems Incorporated, Broderbund Software, Inc., Corel Systems Corporation, Macromedia, Inc., Microsoft Corporation, and Visio Corporation. The primary competitor for FlowCharter is Visio; and the primary competitors for Graphics Suite are Adobe, Corel, and Macromedia. Competitors of the Company's Personal Creativity products include Broderbund and Microsoft.

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

The Company believes that the principal competitive factors in the software applications market include customer demand, product capabilities, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support services. The Company believes that its products currently compete favorably with respect to these factors.

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

TRADEMARKS

Micrografx, the Micrografx logo, Picture Publisher, PhotoMagic and Visual Reality are registered trademarks of Micrografx, Inc. Optima, Webtricity, Small Business Graphics and Print Studio, Micrografx FlowCharter, Micrografx Graphics Suite, Micrografx Media Manager, Micrografx Designer, ABC ToolKit, Simply 3D and Instant 3D are trademarks of Micrografx, Inc. American Greetings, CreataCard Gold, and CreataCard Plus are either registered trademarks or trademarks of American Greetings Corporation. ABC SnapGraphics is a trademark of Cardinal Technologies, used with permission. Crayola Amazing Art Adventure, Crayola Art Studio and Crayola Art Studio 2 are trademarks of Binney & Smith. Crayola is a registered trademark of Binney & Smith, used with permission. Hallmark Connections and Card Studio are trademarks of Hallmark Licensing, Inc. Microsoft, Windows, and Windows Draw are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. All other products are trademarks or registered trademarks of their respective holders.

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

EMPLOYEES

As of June 30, 1997, the Company employed 302 associates, of which 129 were in product development, 109 in sales, marketing and customer support, and 64 in finance, operations, and administration. The Company's continued success is dependent in part upon its ability to attract and retain qualified employees. Competition for employees in the software industry is intense. To date, the Company believes that it has been successful in its efforts to recruit and retain highly qualified employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

The executive officers of the Company are as follows:

NAME                         AGE  POSITION WITH THE COMPANY
----                         ---  -------------------------

Douglas M. Richard            38  Chief Executive Officer
Larry G. Morris               59  Chief Financial Officer and Treasurer
John E. Dearborn              41  Executive Vice President of Sales and
                                  Marketing
Robert Gutekunst              38  Vice President of Development and
                                  Development Services
Edwin Pearce                  43  Vice President Corporate Development,
                                  General Counsel and Secretary
Jeffrey Lewis                 37  Managing Director, Asia Pacific
Grant Wickes                  38  Vice President Business Development

Douglas M. Richard was appointed Chief Executive Officer in February 1997 after serving as the Company's Interim President since December 1996. A successful entrepreneur with more than 10 years experience in the technology industry, Mr. Richard founded Visual Software in 1991, which was acquired by Micrografx in April 1996. Previously, Mr. Richard founded ITAL Computers, the largest CAD systems integrator in California, in 1985.

Larry G. Morris was appointed Chief Financial Officer in September 1996 after serving as the Company's Interim Chief Financial Officer since July 1996. Prior to joining the Company, Mr. Morris held several key management positions in his seven years at ADVO, Inc., including Senior Executive Vice President, Chief Financial Officer, and Chief Administrative and Process Development Officer.

John E. Dearborn was appointed Executive Vice President of Sales and Marketing in May 1997. Mr. Dearborn joined the Company as Director of OEM Sales in February 1991 and has held various positions with the Company, including Vice President and General Manager, United States; Vice President of Sales; Vice President, Business Development; and Director of Sales. Prior to joining the Company, Mr. Dearborn was a co-founder and Vice President, Sales and Marketing for Astral Development Company, which was acquired by the Company in February 1991.

Robert Gutekunst was appointed Vice President of Development and Development Services in March, 1996. Mr. Gutekunst joined Micrografx in 1988 and has served in a number of development positions including Vice President of Product Development, managing the overall research, development and design of new and existing products.

Edwin Pearce joined the Company in June, 1996 as Vice President Corporate Development, General Counsel and Secretary. Prior to joining the Company, he served since 1984 as Senior Vice President, General Counsel and Secretary for Hogan Systems Inc., a developer and marketer of computer software systems for the financial services and banking industries.

Jeffrey Lewis was appointed Managing Director, Asia Pacific in July 1997. Mr. Lewis joined the Company in July 1996 as Managing Director, Australia & New Zealand. Prior to joining the Company, Mr. Lewis served WordPerfect and Novell Inc. in various positions including Regional Education Director, Japan and India and Enterprise Account Director, International Accounts.

Grant Wickes was appointed Vice President Business Development in July 1997. Mr. Wickes joined the Company in October 1989 as Canadian Sales Manager and has held various positions within the Company, including Vice President Product Management and Vice President Intercontinental Region.

ITEM 2. PROPERTIES

The Company's headquarters are located in Richardson, Texas, and includes approximately 67,000 square feet of leased space under an agreement that expires on August 31, 1999. The leased space is used for research and development, sales and marketing, manufacturing, operations, and administration. The Company currently leases office space for development and sales offices in Los Angeles and San Francisco, California; Portland, Oregon, and international sales offices in Woking, United Kingdom; Paris, France; Munich, Germany; Chatswood, Australia and Tokyo, Japan; and a production control office in Venlo, The Netherlands.


ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter ended June 30, 1997.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on NASDAQ/NMS under the symbol MGXI. As of June 30, 1997, there were 263 holders of record which represents approximately 4,500 beneficial shareholders of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the three most recent fiscal years and has no intention of paying cash dividends in the foreseeable future.

The following are the high and low sale prices of the Company's stock per the NASDAQ National Market System:


QUARTER ENDED                    HIGH                LOW
-------------                   -------            -------

September 30, 1995              $13.875            $ 7.625
December 31, 1995               $14.000            $ 9.188
March 31, 1996                  $15.125            $11.500
June 30, 1996                   $18.625            $12.000
September 30, 1996              $15.125            $ 5.625
December 31, 1996               $ 7.000            $ 5.000
March 31, 1997                  $ 6.500            $ 4.000
June 30, 1997                   $ 7.750            $ 4.500

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS (in thousands, except per share data)/(1)/

                                                     YEARS ENDED JUNE 30,
----------------------------------------------------------------------------------------
                                     1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------
                                                                              (UNAUDITED)

Net revenues                       $64,862    $72,919    $64,345    $61,505      $56,477

Income (loss) from operations      $(8,405)   $ 1,078    $   529    $(6,355)     $(4,327)

Net income (loss)                  $(6,187)   $ 1,112    $   695    $(5,768)     $(3,472)

Earnings (loss) per share           $(0.60)     $0.11      $0.07     $(0.64)      $(0.40)

Shares used in computing earnings
   (loss) per share                 10,342     10,136      9,480      8,986        8,754


BALANCE SHEET DATA (in thousands)/(1)/

                                                       AS OF JUNE 30,
----------------------------------------------------------------------------------------
                                     1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------
                                                                              (UNAUDITED)

Cash and short-term investments     $14,765    $18,634    $16,641    $18,098      $13,656

Working capital                     $12,937    $21,232    $16,726    $13,861      $16,701

Total assets                        $39,112    $40,098    $39,290    $38,577      $40,739

Total long-term liabilities         $ 1,414    $   684    $   903    $ 1,152      $ 4,138

Debt to banks                       $     -    $     -    $   700    $ 1,687      $ 2,951

Shareholders' equity                $23,528    $29,105    $25,976    $23,711      $27,315

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx is a global leader in enterprise graphics and personal creativity software and is the acknowledged pioneer of Windows business and consumer graphics software.

For the fiscal year ended June 30, 1997, the Company reported net revenues of $64.9 million which represents a decrease of 11% from the $72.9 million for the year ended June 30, 1996. Including the in-process research and development charge of $2.3 million, the net loss for the year ended June 30, 1997 was $6.2 million, or $0.60 per share. This compares to net income of $1.1 million, or $0.11 per share, for fiscal 1996.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                           YEARS ENDED JUNE 30,
                                          ----------------------
                                           1997    1996    1995
                                          -----   ------  ------
Net revenues                               100%    100%    100%
Cost of revenues                            31%     24%     25%
Gross profit                                69%     76%     75%

Operating expenses:
   Sales and marketing                      53%     49%     54%
   General and administrative               12%     11%     12%
   Research and development                 11%     10%      8%
   In-process research and development       3%      -       -
    charge
   Restructuring charges                     3%      -       -
   Acquisition charges                       -       5%      -
Total operating expenses                    82%     75%     74%

Income (loss) from operations              (13%)     1%      1%

Non operating (income) expense              (1%)    (1%)    (1%)

Income (loss) before income taxes          (12%)     2%      2%

Income taxes                                (2%)     1%      1%

Net income (loss)                          (10%)     1%      1%

FISCAL 1997 COMPARED TO FISCAL 1996

NET REVENUES

Net revenues for fiscal 1997 were $64.9 million, compared to net revenues for fiscal 1996 of $72.9 million.

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The Enterprise Graphics category includes Micrografx FlowCharter/(R)/, Micrografx Graphics Suite/TM/, Small Business Graphics and Print Studio/(R)/, Micrografx Designer/TM/, Designer Power Pack, ABC ToolKit/TM/ and ABC SnapGraphics/TM/. The Web Graphics category includes Webtricity/TM/, Simply 3D/TM/, Picture Publisher/(R)/, PhotoMagic/(R)/, Instant 3D/TM/ and Visual Reality/(R)/. The Personal Creativity category includes American Greetings/(R)/ CreataCard/(R)/ Plus/TM/, American Greetings/(R)/ CreataCard/(R)/ Gold/TM/, Crayola/TM/ Amazing Art Adventure/TM/, Crayola/TM/ Art Studio/TM/, Crayola/TM/Art Studio/TM/2, Crayola/TM/Art/TM/, and Hallmark Connections/TM/ Card Studio/TM/. Revenues from Windows Draw/(R)/ are categorized as either Enterprise Graphics or Personal Creativity depending on the Company's assessment of the market or channel into which the product is sold. Optima!/TM/ was acquired on June 30, 1997 through the acquisition of AdvanEdge and therefore did not contribute revenue in either year.

                             YEARS ENDED JUNE 30,
                        -----------------------------
                          1997     %      1996     %
                        -----------------------------
Enterprise Graphics     $41,542   64%   $47,079   64%
Web Graphics              6,250   10%     9,325   13%
Personal Creativity      17,070   26%    16,515   23%
                        -----------------------------

Total revenues          $64,862  100%   $72,919  100%

ENTERPRISE GRAPHICS

The twelve percent decline in Enterprise Graphics revenues resulted from the decline in sales relating to products that the Company no longer actively markets which was not fully offset by growth in the sales of products which the Company continues to actively market. The lack of growth in sales of products the Company actively markets was primarily a result of a delayed product release cycle in fiscal 1997. Due to the rapid change in technology related to personal computers and software, the majority of sales for a version of a software product occur within the first year of its release. During the first quarter of fiscal 1997, the Company decided to shift the release of its Enterprise Graphics software to the third quarter of fiscal 1997, after the close of the Christmas season. While the Company did release new versions of FlowCharter and Graphics Suite during the third quarter of fiscal 1997, the delay in introducing these products meant that older titles such as Designer Power Pack had lost their prior year sales momentum. The decline in revenue is also attributable to the delay in corporations adopting Windows 95 and Windows NT, the operating systems for which the Company's principal business products are designed. The Company's future business graphics revenues are expected to continue to be substantially dependent upon sales of Micrografx Graphics Suite and FlowCharter as companies migrate to
Windows 95 and Windows NT software applications.   During the year, revenues
from the Micrografx Graphics Suite and the standalone versions of Micrografx FlowCharter combined represented more than two-thirds of the Company's Enterprise Graphics revenues. Additionally, the Company released the Small Business Graphics and Print Studio in the first quarter and revenues for Windows Draw sold through international corporate channels almost doubled compared to the prior year. In this category, the Company is continuing to focus on increasing its corporate license sales.

WEB GRAPHICS

The thirty-three percent decline in Web Graphics resulted from the same factors that caused the decline in Enterprise Graphics, partially offset by the introduction of a new product. Web Graphics and Enterprise Graphics products have the same development and release cycle, thus Webtricity, Simply 3D, and Picture Publisher were released in the third and fourth quarters of fiscal 1997. While initial sales of these products were strong, it was not sufficient to offset the decline in revenues related to older products such as Instant 3D, Visual Reality, and PhotoMagic. The change in the product release cycle also resulted in lower revenues for Simply 3D and Picture

Publisher in 1997 versus 1996. In this category, the Company is working with OEM (original equipment manufacturer) customers and has recently announced alliances with companies such as STB Systems and Matrox Graphics to bundle certain of these products with graphics accelerator boards they produce.

PERSONAL CREATIVITY

The revenue growth in the Company's Personal Creativity products resulted from the release of two new greeting card products partially offset by the discontinuance of two products. The Company introduced American Greetings/(R)/ CreataCard/(R)/ Plus/TM/ and American Greetings/(R)/ CreataCard/(R)/ Gold/TM/ in the first and third fiscal quarters, respectively, while the Company's agreements to market the Hallmark and Crayola products expired in the first and third quarters, respectively. Revenues from the CreataCard products exceeded prior year sales of the Company's Hallmark product despite lower prices and the introduction and intense competition from Microsoft's Hallmark Greetings Workshop. Fiscal 1997 revenues for Windows Draw remained constant with the prior year. For the year, the CreataCard products represented more than half of the Company's consumer product revenues. The Company plans to release new versions of Windows Draw and the CreataCard products in time for the Christmas selling season. In this category, the Company also bundles products with those of OEMs. See "Licensing Agreements" under "Trends and Risk Factors" for further discussion of Hallmark Connections/TM/ Card Studio/TM/ and the Crayola/TM/ brand name products.

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                         YEARS ENDED JUNE 30,
                                    -----------------------------
                                      1997     %      1996     %
                                    -----------------------------
             Americas               $33,287   51%   $35,671   49%
             Europe                  20,839   32%    25,196   34%
             Pacific Rim             10,736   17%    12,052   17%
                                    -----------------------------

             Total net revenues     $64,862  100%   $72,919  100%

Revenue declines were across all geographic regions and resulted from the change in the product release schedule as discussed earlier and the lack of localized versions of Personal Creativity products. The effect of delaying the release schedule approximately two quarters had a more severe impact on international locations because of the effort required to "localize" the product. Localization consists of modifying and translating the software as well as the box and its contents to a suitable product for another market such as Germany, France, or Japan. This additional work usually results in an international version of a product being released the quarter following the product's English release.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues includes the cost of documentation, diskettes or compact disks (CDs), packaging and production overhead for the Company's application software products; amortization of capitalized software development costs and acquired product rights; and external product royalties. Cost of revenues in fiscal 1997 were $19.8 million, or 31% of net revenues, compared to $17.5 million or 24% of net revenues in fiscal 1996. The increase in cost of revenues as a percentage of net revenues for fiscal 1997 is attributable to lower selling prices on the Company's greeting card software products, increased amortization of acquired product rights, and increased external royalties. Also contributing to the rise in cost of revenues as a percent of revenues was an unfavorable shift in product mix to boxed products which contain typical content (packaging, manuals, CDs or floppy disks) from OEM and license revenues which require substantially less content. The Company's objective is to return the product mix to a more historically normal relationship between boxed products and OEM and license products.

SALES AND MARKETING EXPENSE

Sales and marketing expenses include the cost of advertising, promotions, co-op, rebate and incentive programs with distributors, trade shows, marketing, technical support, and the Company's sales force. Sales and marketing expenses in fiscal 1997 were $34.1 million, or 53% of net revenues, compared to $35.1 million, or 49% of net revenues, in fiscal 1996. The decrease in sales and marketing expense in absolute dollars reflects the efficiencies gained by eliminating duplicate costs subsequent to the acquisition of Visual, the recent reduction in executive overhead and management layers, and cost control measures. The rise in sales and marketing expenses as a percent of revenue was due primarily to the increased promotional costs related to selling product through retail channels in conjunction with the rise of Personal Creativity revenues. The effect of the retail promotions coupled with an overall retail slowdown during the fiscal fourth quarter resulted in lower revenues with relatively higher costs.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses include the costs of the Company's information systems, human resources, finance and administrative functions. General and administrative expenses in fiscal 1997 were $8.0 million, or 12% of net revenues, compared to $8.2 million, or 11% of net revenues, in fiscal 1996.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses include compensation, benefits, and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved. These costs are amortized over the estimated economic life of the products, generally 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues.

Research and development expenses (net of amounts capitalized) in fiscal 1997 were $7.2 million, or 11% of net revenues, compared to $7.6 million, or 10% of net revenues, in fiscal 1996. Gross research and development expenses, before capitalization, for fiscal 1997 were $11.0 million, or 17% of net revenues, compared to $10.9 million, or 15% of revenues for fiscal 1996.

During fiscal 1997, the Company capitalized approximately $3.8 million in software development costs and amortized $4.0 million in software development costs. This compares to capitalization of $3.3 million and amortization of $3.3 million for fiscal 1996.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

On June 30, 1997, the Company acquired AdvanEdge Technologies, Inc. for approximately $3.7 million. The purchase price consisted of $1 million in cash paid on June 30, 1997, $2.5 million to be paid in cash or Company stock over the subsequent 30 months, and the assumption of certain liabilities. The acquisition was effected by a merger of a wholly owned subsidiary of the Company into AdvanEdge Technologies, Inc. A substantial portion of the purchase price was allocated to in-process research and development based on an independent valuation study as technological feasibility had not been established and no alternative commercial use had been identified. The purchase price allocated to in-process research and development resulted in a $2.3 million charge to expense, with no related tax benefit in fiscal 1997. The technology acquired will be utilized in future products. The Company allocated the total purchase price as follows (in thousands):


           Tangible and intangible assets             $1,016
           Purchased in-process research and           2,250
            development
           Goodwill                                      481
                                                      ------
             Total                                    $3,747

RESTRUCTURING CHARGES

Effective December 31, 1996, J. Paul Grayson resigned as Chairman of the Board and Chief Executive Officer of the Company. An evaluation of the Company's organization and operations resulted in the decision to make certain organization changes. These changes resulted in a charge of $1.8 million for the termination of seven members of management. The Company also recorded a $0.2 million charge related to the termination of commitments made by the previous management for which no future benefit will be received. As of June 30, 1997, the Company has paid approximately $1.1 million in termination benefits under this restructuring. Approximately $0.7 million of this charge remains classified as an accrued liability as of June 30, 1997. The Company expects that the remaining liability will be paid out over the next six months.

ACQUISITION CHARGES

In fiscal 1996, Micrografx acquired all of the issued and outstanding capital stock and options of Visual Software, Inc. ("Visual"), which was accounted for as a pooling of interests. As a result of this acquisition, the Company incurred charges for professional services, the write-off of costs related to certain software products which were no longer actively marketed, exit costs, and costs to eliminate excess personnel and duplicate leases of approximately $3,379,000, of which $1,359,000 was non-cash. Components of the acquisition related charges consisted of the following (in thousands):

                Acquisition transaction costs              $1,115
                Asset write-downs:
                  Inventory and accounts receivable           840
                  Acquired product rights                     158
                  Fixed assets                                241
                Severance and other                         1,025
                                                           ------
                Total acquisition charges                  $3,379

The severance charges resulted from the closing of Visual's general and administrative support office and the related termination of 21 Visual employees. None of this charge remains as an accrued liability as of June 30, 1997.

EFFECT OF EXCHANGE RATES

Exchange rates during fiscal 1997 had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1996 rates, the Company would have reported approximately $2.6 million more in net revenues in fiscal 1997. This decrease resulted from the change in exchange rates of European currencies and the Japanese Yen versus the U.S. Dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the relative translation impact of exchange rates on net income (loss) is less than on revenues.

The Company periodically enters into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, The Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. See "Foreign Forward Exchange Contracts" under "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements.

NONOPERATING (INCOME) EXPENSE

Non operating (income) expense includes interest income, interest expense and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency, and gains or losses when receivables and payables denominated in foreign currency are settled. Interest income decreased from $0.9 million in fiscal 1996 to $0.8 million in fiscal 1997, while unfavorable exchange rate variations charged $0.5 million to other expense in fiscal 1997 and $0.4 million in 1996.

INCOME TAXES

The Company recognized a tax benefit of $1.9 million in fiscal 1997, compared to a tax provision of $0.5 million in fiscal 1996. For further information on income taxes, see Notes to Consolidated Financial Statements.

FISCAL 1996 COMPARED TO FISCAL 1995

On April 2, 1996, the Company acquired all the issued and outstanding capital stock and options of Visual Software, Inc. ("Visual") for approximately 883,000 shares of Micrografx common stock. The merger was accounted for as a pooling of interests. Accordingly, the financial information of Micrografx prior to June 30, 1996 has been restated to retroactively include the accounts and operations of Visual.

NET REVENUES

                                       YEARS ENDED JUNE 30,
                                  -----------------------------
                                    1996    %       1995     %
                                  -----------------------------
          Enterprise Graphics     $47,079   64%   $48,572   75%
          Web Graphics              9,325   13%    10,675   17%
          Personal Creativity      16,515   23%     5,098    8%
                                  -----------------------------

          Total revenues          $72,919  100%   $64,345  100%

ENTERPRISE GRAPHICS AND WEB GRAPHICS

The combined revenues from the Company's Enterprise Graphics and Web Graphics products declined from fiscal 1995 to fiscal 1996 despite the successful introduction of Micrografx Graphics Suite, which made up more than 25% of the Company's Enterprise Graphics revenues. During the Company's fiscal 1996, Microsoft introduced Windows 95 and Windows NT which changed the standard computer operating systems from a 16-bit architecture to 32-bit. The effect of the changing standard resulted in the need to re-write software programs to run efficiently on this new operating system. The Company focused its efforts on re-writing its software to stay on the forefront of technology instead of updating its products for the predecessor Windows 3.1. As a result, the products introduced by the Company were well-suited for the new operating systems but customers continued buying products made for Windows 3.1. The decline in revenue reflects the delay of customers adopting Windows 95 and Windows NT.

PERSONAL CREATIVITY

The revenue growth in the Company's consumer products was primarily attributable to the release of the initial version of the Hallmark Connections/TM/ Card Studio/TM/ in August 1995. During the year ended June 30, 1996, revenue from the Hallmark Connections/TM/ Card Studio/TM/ represented more than half of the Company's Personal Creativity revenues. In addition, revenue from Windows Draw and the products licensed under the Crayola brand name increased year over year. See "Licensing Agreements" under "Trends and Risk Factors" for further discussion of Hallmark Connections/TM/ Card Studio/TM/ and the Crayola brand name products.

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                        YEARS ENDED JUNE 30,
                                   -----------------------------
                                     1996     %      1995     %
                                   -----------------------------
            Americas               $35,671   49%   $28,617   45%
            Europe                  25,196   34%    26,496   41%
            Asia Pacific            12,052   17%     9,232   14%
                                   -----------------------------

            Total net revenues     $72,919  100%   $64,345  100%

The growth of net revenues during the year was greatest in Japan and the United States, which grew 46% and 24%, respectively, over fiscal 1995. Revenues in the United States were positively impacted by the release of Micrografx Graphics Suite and the Company's Personal Creativity offerings. Revenue declined slightly in Europe due to general economic conditions, slower transition to Windows 95 and Windows NT, and that the Company's consumer products are not distributed in Europe.

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

SALES AND MARKETING EXPENSE

Sales and marketing expenses in fiscal 1996 were $35.1 million, or 49% of net revenues, compared to $34.7 million, or 54% of net revenues, in fiscal 1995. The decrease in sales and marketing expense as a percentage of revenue reflects the efficiencies gained by marketing fewer products as a result of their combination into suite offerings.

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

ACQUISITION CHARGES

On April 2, 1996, Micrografx acquired all of the issued and outstanding capital stock and options of Visual resulting in a charge of approximately $3,379,000 as previously discussed.

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

NONOPERATING (INCOME) EXPENSE

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial results for each of the last eight quarters through June 30, 1997 (in thousands). These financial results are unaudited and have been restated from the financial results previously reported to include the operations of Visual in accordance with pooling-of-interests accounting. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

                                                               QUARTERS ENDED
---------------------------------------------------------------------------------------------------
                                           9/30/96        12/31/96       3/31/97        6/30/97
                                          ---------------------------------------------------------

Net revenues                              $ 16,589        $16,113       $ 17,124       $15,036

Gross profit                                11,987         10,774         11,990        10,327

Income (loss) from operations                  265         (4,069)/1/        213        (4,814)/2/

Net income (loss)                              334         (2,734)/1/        121        (3,908)/2/

Income (loss) per share                      $0.03        $ (0.27)/1/      $0.01       $ (0.37)/2/

Shares used in computing income (loss)
per share                                   10,443         10,239         10,235        10,427

                                                               QUARTERS ENDED
---------------------------------------------------------------------------------------------------
                                           9/30/95        12/31/95       3/31/96        6/30/96
                                          ---------------------------------------------------------
Net revenues                              $ 15,678        $22,143       $ 18,355        $16,743

Gross profit                                11,930         17,058         13,718         12,716

Income (loss) from operations                   70          2,439            545         (1,976)/3/

Net income (loss)                             (119)         1,695            487           (951)/3/

Income (loss) per share                     $(0.01)         $0.17         $ 0.05          (0.09)/3/

Shares used in computing income (loss)
per share                                    9,666          9,997         10,177         10,091

/1/ The financial results for the quarter ended December 31, 1996, include the restructuring related charge of $2.0 million. See Notes to Consolidated Financial Statements.

/2/ The financial results for the quarter ended June 30, 1997, include the AdvanEdge related in-process research and development charge of $2.3 million. See Notes to Consolidated Financial Statements.

/3/ The financial results for the quarter ended June 30, 1996, include the Visual related acquisition charge of $3.4 million. See Notes to Consolidated Financial Statements.

The following table presents selected financial results as reported for each of the last four quarters through June 30, 1996 (in thousands) as previously reported on Forms 10-Q prior to the restatement for the Visual merger. The quarter ended June 30, 1996, includes the operations of Visual subsequent to the April 2, 1996, acquisition. These financial results are unaudited and are presented for comparative purposes.

                                       QUARTERS ENDED (PREVIOUSLY REPORTED)
-----------------------------------------------------------------------------
                                       9/30/95   12/31/95   3/31/96  6/30/96
                                    ---------------------------------------
Net revenues                          $ 15,050  $  20,341  $ 17,356  $ 16,743

Gross profit                          $ 11,466  $  15,669  $ 13,140  $ 12,716

Income (loss) from operations         $    852  $   2,886  $  2,090  $ (1,976)

Net income (loss)                     $    440  $   2,020  $  1,595  $   (951)

Income (loss) per share                  $0.05      $0.22     $0.17    $(0.09)

Shares used in computing income
(loss) per share                         9,109      9,203     9,369    10,091


TRENDS AND RISK FACTORS

The following discusses trends and risk factors inherent in the Company's business environment.

NEW PRODUCT INTRODUCTIONS

The Company's future financial performance will depend in significant part upon the successful development and introduction of new and enhanced versions of its products and customer acceptance of these products, of which there can be no assurance. Additionally, the timing of new product introductions which are updates of previously released products can have a significant impact on profitability of the older version of the product. To the extent that the distributors were unable to sell the older version at the rate they anticipated when they purchased the product, additional marketing expenditures are generally required to promote the older version in order to reduce stocking levels in anticipation of the release of the new version of the product.

LICENSING AGREEMENTS

The Company's business strategy includes entering into licensing agreements with third parties in an effort to increase brand awareness for the Company's products by associating the Micrografx name with products and services which customers already know. The Company has entered into a licensing agreement with American Greetings Corporation relating to American Greetings CreataCard Plus and the American Greetings CreataCard Gold products. The agreement expires on August 31, 1999, and automatically renews for successive terms of one year each, unless terminated by either party prior to the expiration of the initial term.

The Company's product offering in fiscal 1997 included Hallmark Connections Card Studio, pursuant to a license agreement between the Company and Hallmark Cards, Inc. This product represented $3.0 million or 4.6% of fiscal 1997 revenues. The license expired in September 1996.

The Company's product offering in fiscal 1997 included Crayola Art and Crayola Art Studio 2, pursuant to a license agreement between the Company and Binney & Smith Properties, Inc., a subsidiary of Hallmark Cards, Inc. Together these products accounted for $2.7 million or 4.1% of fiscal 1997 revenues. This license agreement expired on December 31, 1996, at which time the Company discontinued production of these products, except that it was contractually allowed to sell off existing inventories through March 31, 1997.

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

COMPETITION

The personal computer applications software market is highly competitive. The Company's competitors include many companies who have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than does the Company.
Additionally, merger activity in the applications software market serves to strengthen the merging companies' ability to compete.

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

SEASONALITY

The Company's results of operations are subject to significant quarterly variations. Causes of these variations include seasonality of the retail software market, delays in the introduction of new or enhanced versions of the Company's products, timing and cost of new product upgrades and introductions, reduced distribution channel sales preceding the introduction of updated products, and large distribution channel sales following the introduction of new or updated products. Historically, as is typical in the retail software industry, the Company has experienced some seasonal variations in demand, with sales declining somewhat in the summer months and increasing somewhat during the Christmas quarter and first calendar quarter.

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

GROSS PROFIT

Product margins vary according to product mix and the geographical region in which the products are sold. Changes in product mix, including the mix of boxed product (full and upgrade product versions) relative to the amount of non-boxed product (OEM and corporate licenses), the mix of Enterprise and Web Graphics products to Personal Creativity products (which carry lower margins), the transition to "suite" products accompanied with value-pricing, as well as changes in the components of direct costs, have in the past and may in the future negatively affect the Company's gross profit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of $11.2 million and short-term investments of $3.6 million.

CASH FLOWS DURING FISCAL 1997

For the year ended June 30, 1997, cash used in investing activities exceeded cash provided by operating and financing activities, resulting in a decrease in cash and cash equivalents of $2.6 million. Cash flows from operating activities generated $6.0 million in cash during fiscal 1997. The net loss and resulting increase in deferred tax assets was more than offset by the adjustments due to depreciation, the in-process research and development charge, and an increase in accounts payable. Accounts receivable allowances increased primarily due to increases of $0.7 million in accrued rebates and incentives and $0.5 million in co-op funds. These increases reflect the Companies strategic decision to increase the use of distributor rebates.

Cash flows from investing activities used $9.2 million during fiscal 1997 and consisted primarily of additions to capitalized software development costs and acquired product rights and purchases of property and equipment. Expenditures for property and equipment during fiscal 1997 were $1.9 million and consisted primarily of computer and equipment upgrades. Investments of $7.7 million were also made in capitalized software development costs and acquired product rights related to the development of new and enhanced versions of the Company's products. Cash flows from financing activities provided $0.7 million in cash during fiscal 1997, due primarily to proceeds received from
employee stock programs.   As discussed in the footnotes to the financial
statements, approximately $0.7 million of the $2.0 million restructuring charge remains classified as an accrued liability as of June 30, 1997. The Company expects to pay this amount during the next six months.

CAPITAL RESOURCES

As of June 30, 1997, the Company had no significant commitments for capital expenditures.

The Company believes that cash flow from operations and existing cash will be sufficient to meet the Company's capital requirements in the short term. The Company believes that thereafter its liquidity requirements could be met with cash flow from operations, and existing cash and short-term investment balances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", (SFAS 128) which will become effective December 15, 1997. Early adoption of the standard is not permitted. Upon adoption in the second quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded from primary earnings per share calculation. Adoption of SFAS 128 will not materially impact either primary or fully diluted earnings (loss) per share for the years ended June 30, 1997, 1996, and 1995 because the dilutive effect of stock options was not significant.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards become effective in 1998. Early adoption of

SFAS130 is permitted, and early adoption of SFAS 131 is encouraged. The effects of both of these standards on the Company are currently being determined.

FORWARD-LOOKING STATEMENTS

The Company notes that, with the exception of historical information, the matters discussed above are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors as discussed in the "Trends and Risk Factors" of this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               MICROGRAFX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    JUNE 30,
                                               ------------------
                                                 1997      1996
                                               ------------------
                      ASSETS

Current assets:
      Cash and cash equivalents                 $11,150   $13,790
      Short-term investments                      3,615     4,844
      Accounts receivable, net                    9,610     9,417
      Inventories                                 1,287     1,284
      Deferred tax asset                            404       497
      Other current assets                        1,041     1,709
                                                -------   -------
      Total current assets                       27,107    31,541

Property and equipment, net                       2,703     3,150

Capitalized software development costs, net       3,284     3,451

Acquired product rights, net                      3,581     1,831

Other assets                                      2,437       125
                                                -------   -------
      Total assets                              $39,112   $40,098
                                                =======   =======
See accompanying notes.

                               MICROGRAFX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                               JUNE 30,
                                                          --------------------
                                                            1997        1996
                                                          --------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 6,127     $ 4,230
   Accrued compensation and benefits                        1,629       1,422
   Other accrued liabilities                                2,862       2,909
   Deferred revenue                                         1,205         390
   Notes payable to related parties                         1,100           -
   Restructuring accrual                                      670           -
   Accrued royalties                                          536         538
   Income taxes payable                                        41         820
                                                          -------     -------
     Total current liabilities                             14,170      10,309

Notes payable to related parties - noncurrent               1,400           -
Deferred income taxes                                           -         632
Other liabilities                                              14          52

Shareholders' equity:
   Common stock, $.01 par value, 20,000 shares
     authorized; 10,940 and 10,800 shares issued              109         108
   Additional capital                                      29,452      28,677
   Retained earnings (deficit)                             (1,501)      4,686
   Cumulative translation adjustment                       (1,344)     (1,230)
   Less - treasury stock (477 and 469 shares),
     at cost                                               (3,188)     (3,136)
                                                          -------     -------
     Total shareholders' equity                            23,528      29,105
                                                          -------     -------
     Total liabilities and shareholders' equity           $39,112     $40,098
                                                          =======     =======

See accompanying notes.

                               MICROGRAFX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                               YEARS ENDED JUNE 30,
                                         -------------------------------
                                            1997       1996       1995
                                         ---------   --------   --------
Net revenues                               $64,862    $72,919    $64,345
Cost of revenues                            19,784     17,497     16,148
                                           -------    -------    -------
     Gross profit                           45,078     55,422     48,197

Operating expenses:
   Sales and marketing                      34,121     35,123     34,703
   General and administrative                7,938      8,204      7,607
   Research and development                  7,210      7,638      5,358
   In process research and development       2,250          -          -
    charge
   Restructuring charges                     1,964          -          -
   Acquisition charges                           -      3,379          -
                                           -------    -------    -------
        Total operating expenses            53,483     54,344     47,668
                                           -------    -------    -------

Income (loss) from operations               (8,405)     1,078        529

Interest income                               (778)      (878)      (734)
Interest expense                                16         14         83
Other (income) expense                         454        353       (277)
                                           -------    -------    -------
     Total non operating (income) expense     (308)      (511)      (928)
                                           -------    -------    -------

Income (loss) before income taxes           (8,097)     1,589      1,457

Income tax provision(benefit)               (1,910)       477        762
                                           -------    -------    -------
Net income (loss)                          $(6,187)   $ 1,112    $   695
                                           =======    =======    =======

Earnings (loss) per share                  $ (0.60)   $  0.11    $  0.07
                                           =======    =======    =======

Shares used in computing
earnings (loss) per share                   10,342     10,136      9,480
                                           =======    =======    =======

See accompanying notes

                               MICROGRAFX, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                             COMMON STOCK                             CUMULATIVE
                                            ---------------- ADDITIONAL RETAINED     TRANSLATION  TREASURY
                                            SHARES   AMOUNT    CAPITAL  EARNINGS      ADJUSTMENT    STOCK     TOTAL
                                            ------------------------------------------------------------------------
BALANCE, JUNE 30, 1994                       9,521    $ 95     $22,137   $ 2,879       $   (66)   $(1,334)   $23,711
Common stock issued under stock
     option plan                                65       1         246         -             -          -        247
Common stock issued under stock
     purchase plan                             125       1         532         -             -          -        533
Common stock issued by Visual
     Software, Inc.                            421       4       1,783         -             -          -      1,787
Tax benefit of stock options exercised           -       -          49         -             -          -         49
Treasury stock acquired  (145 shares)            -       -           -         -             -       (833)      (833)
Translation of foreign currency
     financial statements                        -       -           -         -          (213)         -       (213)
Net income                                       -       -           -       695             -          -        695
                                          --------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                      10,132     101      24,747     3,574          (279)    (2,167)    25,976
Common stock issued under stock
     option plan                               421       4       2,841         -             -          -      2,845
Common stock issued under stock
     purchase plan                             144       2         671         -             -          -        673
Common stock issued by Visual
     Software, Inc.                            103       1         418         -             -          -        419
Translation of foreign currency
     financial statements                        -       -           -         -          (951)         -       (951)
Treasury stock acquired (80 shares)              -       -           -         -             -       (969)      (969)
Net income                                       -       -           -     1,112             -          -      1,112
                                          --------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                      10,800     108      28,677     4,686        (1,230)    (3,136)    29,105
Common stock issued under stock
     option plan                                12       -          85         -             -          -         85
Common stock issued under stock
     purchase plan                             128       1         690         -             -          -        691
Translation of foreign currency
     financial statements                        -       -           -         -          (114)         -       (114)
Treasury stock acquired (8 shares)               -       -           -         -             -        (52)       (52)
Net loss                                         -       -           -    (6,187)                             (6,187)
                                          --------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                      10,940    $109     $29,452   $(1,501)      $(1,344)   $(3,188)   $23,528
                                          ==========================================================================

See accompanying notes

                               MICROGRAFX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    YEARS ENDED JUNE 30,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            -------      --------    --------
Cash flows from operating activities:
Net income (loss)                                           $(6,187)     $ 1,112     $    695
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                             9,145        8,492        8,113
    In-process research and development
      charge                                                  2,250            -            -
    Acquisition related charge                                    -        1,359            -
    Deferred income taxes and other                          (2,327)         187          234
    Changes in assets and liabilities,
      net of effects of purchase of
      AdvanEdge:
        (Increase) decrease in accounts receivable              (66)        (810)      (4,141)
        (Increase) decrease in inventories                       (3)        (161)         544
        (Increase) decrease in other current assets             670         (267)          93
        (Decrease) increase in payables and other
           current assets                                     3,311       (1,542)        (342)
        (Decrease) increase in income taxes payable            (797)         110          751
                                                            -------      -------     --------
             Total adjustments                               12,183        7,368        5,252
                                                            -------      -------     --------
             Net cash provided by operating activities        5,996        8,480        5,947
                                                            -------      -------     --------
Cash flows from investing activities:
    Proceeds from maturities of short-term investments        8,953        6,778        7,441
    Purchases of short-term investments                      (7,724)      (6,310)      (5,507)
    Payment for purchase of acquisition, net of cash
      acquired                                                 (918)           -            -
    Capitalization of software development costs
      and purchases of acquired product rights               (7,686)      (6,115)      (5,324)
    Payments for purchases of property and equipment         (1,872)      (1,679)      (2,447)
    Other                                                         -          499          518
                                                            -------      -------     --------
             Net cash used in investing activities           (9,247)      (6,827)      (5,319)
                                                            -------      -------     --------
Cash flows from financing activities:
    Proceeds from employee stock programs                       777        3,518          779
    Treasury stock acquired                                     (52)        (969)        (833)
    Proceeds from notes payable                                   -            -          700
    Payments of notes payable                                     -         (790)      (1,570)
    Increase in due to related parties                            -            -          938
    Tax benefits realized from stock transactions                 -            -           49
                                                            -------      -------     --------
             Net cash provided by financing activities          725        1,759           63
                                                            -------      -------     --------
Effect of exchange rates on cash and cash equivalents          (114)        (951)        (213)

Net increase (decrease) in cash and cash equivalents         (2,640)       2,461          478
Cash and cash equivalents, beginning of year                 13,790       11,329       10,851
                                                            -------      -------     --------
Cash and cash equivalents, end of year                      $11,150      $13,790      $11,329
                                                            =======      =======      =======
Supplemental Cash Flow Information
    Cash paid for --
         Interest                                           $     -      $     4      $    66
         Income taxes                                       $ 1,035      $   355      $     9

See accompanying notes.

                               MICROGRAFX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual Software, Inc., a California corporation ("Visual"). The acquisition has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements prior to the acquisition have been restated to retroactively include the accounts and operations of Visual for all periods presented (Note 2).

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

INVENTORIES

Inventories are stated at the lower of cost or market using a weighted-average method. Finished goods inventories include costs of material, labor and overhead. Major classes of inventory include the following (in thousands):

                                                  June 30,
                                              -----------------
                                                1997     1996
                                              -------  --------
Raw materials                                 $   822  $    849
Finished goods                                    465       435
                                              -------  --------
                                              $ 1,287  $  1,284
                                              =======  ========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for using the straight-line method over the following estimated useful lives:

      Computers and equipment         2-5 Years
      Software                        2-5 Years
      Furniture and fixtures          5-7 Years
      Leasehold improvements          Shorter of Lease Term or Asset Life

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved and also capitalizes costs of acquiring certain product rights in connection with the development of its computer software products. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs and acquired product rights are amortized straight-line over the estimated economic life of the products, generally 12 to 18 months, which approximates amortization based on the ratio of current net sales over future estimated net sales. The Company begins amortization when the products are available for general release to customers. All other research and development expenditures are charged to research and development expense in the period incurred.

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

The net foreign currency exchange gains (losses) were $(416,000), $(399,000), and $268,000 in fiscal years 1997, 1996 and 1995, respectively.

FOREIGN FORWARD EXCHANGE CONTRACTS

The Company periodically enters into forward foreign exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, The Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes.

These contracts generally have maturities of 90 days or less and contain an element of risk that the counterparty may be unable to meet the terms of the contracts. However, the Company minimizes such risk by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote, and any losses therefrom would be immaterial.

Gains and losses associated with these forward contracts are recognized in other (income) expense. At June 30, 1997 and 1996 the gains and losses recognized were not material. During fiscal 1995, the Company recognized approximately $167,000 in losses associated with forward contracts.

At June 30, 1997, the Company had forward contracts outstanding to sell 135 million Japanese Yen for approximately $1.1 million. The difference between the carrying amount and current market settlement value of the forward contracts was not significant.

REVENUE RECOGNITION

Revenues on applications software product sales are recognized when the related products are shipped to customers, net of discounts and allowances for estimated future returns. The Company offers "stock balancing" (the ability to return slow-moving or obsolete products) to distributors and resellers. Products may be exchanged for credit against future purchases of other Company products on a minimum of a dollar-for-dollar basis. Defective products may be returned for credit or exchange. Returns in excess of the allowance could occur if a significant amount of the Company's products prove to be defective.

The Company periodically offers rebates to distributors, the amounts of which are primarily based on sales volume and are accrued as reductions in revenue and in a contra-receivable account. The Company paid rebates of $2,041,000, $1,249,000, and $0 in 1997, 1996, and 1995, respectively. The Company also offers distributors and resellers co-op funds, generally 2-10% of amounts invoiced, that are used to promote the Company's products. These funds are generally paid as a credit against outstanding invoices and are included in sales and marketing expense during the period in which the related revenue is recognized. The Company paid co-op funds of $2,852,000, $2,197,000, and $834,000 in 1997, 1996, and 1995, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $5,135,000, $5,528,000, and $8,429,000 in 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," because the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation," requires the use of valuation models that were not developed for use in valuing employee stock options. Accordingly, the Company does not recognize compensation expense for stock option grants.

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. For the year ended June 30, 1997 the common equivalent shares had an antidilutive effect on the loss per share calculation. Accordingly, the loss per share calculation for such period is based on the weighted average number of common shares outstanding during the year of 10,342,000.

For the years ended June 30, 1996 and 1995, there were 9,798,000 and 9,455,000 weighted average common shares outstanding, respectively, and 338,000 and 25,000 common stock equivalents, respectively, from the Company's stock option plans.

Fully diluted earnings per share was not materially different from primary earnings per share for all years presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128) which will become effective December 15, 1997. Early adoption of the standard is not permitted. Upon adoption, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded from primary earnings per share calculation. Adoption of SFAS 128 will not have a material effect on either primary or fully diluted earnings (loss) per share for the years ended June 30, 1997, 1996 and 1995 because the dilutive effect of stock options was not significant.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform with current year presentation.

2. ACQUISITIONS

On June 30, 1997, the Company acquired the assets of AdvanEdge Technologies, Inc. ("AdvanEdge") for approximately $3.7 million, which has been accounted for as a purchase. Goodwill related to this acquisition will be amortized on a straight-line basis over a period of seven years.

In connection with the acquisition of AdvanEdge, the Company agreed to make future payments to the former shareholders of AdvanEdge as a part of the purchase price. The total consideration to be paid is $2.5 million with $1.1 million due June 30, 1998, $1.0 million due June 30, 1999, and $0.4 million due January 5, 2000. Of the total consideration, at least $1.0 million is payable in cash with the remainder payable in cash or the Company's $.01 par Common Stock at the Company's discretion provided that the average closing price of the Company's Common Stock on the Nasdaq National Market on each due date described above is at least $4.50 per share.

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual. In connection with the acquisition, Micrografx also agreed to exchange shares of its common stock for the 20% outstanding minority interest in Visual Worlds Development Corporation ("VWD") owned by persons other than Visual. VWD was an 80% owned subsidiary of Visual prior to the acquisition. Visual and its subsidiaries were engaged in the development and marketing of 3D graphics software and Micrografx intends to continue the business of Visual. Micrografx issued approximately 0.36547 shares of common stock for each outstanding share of common stock of Visual, approximately 0.2930 shares of its common stock for each outstanding option, net of the option exercise price, and an aggregate of 3,655 shares of its common stock for the 20% interest in VWD owned by the minority stockholders of VWD. As a result, a total of approximately 883,000 shares of the common stock of Micrografx were issued in connection with these transactions.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. All short-term investments have maturities within one year of the balance sheet date. Cash and cash equivalents and short-term investments consist of the following (in thousands):

                                               June 30,
                                          ------------------
                                            1997      1996
                                          --------  --------
Cash and cash equivalents:
  Cash                                     $ 4,049   $ 2,475
  Money market funds                         1,484     3,819
  Commercial paper                           5,617     7,496
                                           -------   -------
Total cash and cash equivalents             11,150    13,790

Short-term investments:
  U.S. Treasury securities                       -     1,497
  Government backed issues                   3,115     3,075
  Money market funds                             -       272
  Commercial paper                             500         -
                                           -------   -------
Total short-term investments                 3,615     4,844

Total cash and short-term investments      $14,765   $18,634
                                           =======   =======

The appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified its cash equivalents and short-term investments as available-for-sale. The available-for-sale securities are carried at cost which approximates fair value. Gross realized and unrealized gains and losses for these securities were not material at June 30, 1997 and 1996. The fair value of securities is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. Gross sale proceeds from available-for-sale securities were $133,269,000, $110,450,000, and $96,290,000 in 1997, 1996, and 1995,
respectively. The cost of available-for-sale securities sold is based on the specific identification method.

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                       June 30,
                                  ------------------
                                    1997       1996
                                  -------    -------
Trade Receivables                 $13,741    $12,509
Allowances                         (4,131)    (3,092)
                                  -------    -------
Accounts receivable, net          $ 9,610    $ 9,417
                                  =======    =======

Allowances consist of reserves for returns, reserves for bad debt and accruals for co-op and incentive programs.

At June 30, 1997 and 1996, approximately 74% and 68%, respectively, of trade receivables represented amounts due from ten customers. At June 30, 1997, the Company had two customers with receivable balances of 30% and 21% of trade receivables. At June 30, 1996, the Company had two customers with receivable balances of 28% and 11% of trade receivables. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, credit insurance policies, reasonably short collection terms and the geographical diversification of revenues.

The Company distributes its products domestically through independent, non-exclusive distributors, authorized resellers, and its corporate sales representatives located throughout the United States. The Company distributes its products internationally through independent, non-exclusive distributors located primarily in Western Europe and Japan. In fiscal 1997, the Company had two customers whose sales accounted for 22% and 16% of net revenues; in fiscal 1996, one customer's sales accounted for 17% of net revenues; in fiscal 1995, two customers' sales accounted for 15% and 11% of net revenues.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                            June 30,
                                        -----------------
                                          1997      1996
                                        -------   -------

Computers and equipment                 $10,231   $ 9,830
Furniture and fixtures                      541       522
Leasehold improvements                      654       545
                                        -------   -------
                                         11,426    10,897
Less - accumulated depreciation          (8,723)   (7,747)
                                        -------   -------
Property and equipment, net             $ 2,703   $ 3,150
                                        =======   =======

6. INTANGIBLE ASSETS

Capitalized software development costs and acquired product rights consist of the following (in thousands):

                                                       June 30,
                                                  -----------------
                                                    1997      1996
                                                  -------   -------
Capitalized software development costs            $ 5,270   $ 6,213
Less - accumulated amortization                    (1,986)   (2,762)
                                                  -------   -------
Capitalized software development costs, net       $ 3,284   $ 3,451
                                                  =======   =======

Acquired product rights                           $ 5,940   $ 3,957
Less - accumulated amortization                    (2,359)   (2,126)
                                                  -------   -------
Acquired product rights, net                      $ 3,581   $ 1,831
                                                  =======   =======

During the years ended June 30, 1997, 1996, and 1995, the Company capitalized $7,686,000, $6,115,000, and $5,324,000, respectively, of software development costs and acquired product rights. Amounts amortized and charged to cost of revenues for capitalized software development costs and acquired product rights during the years ended June 30, 1997, 1996, and 1995 were $6,828,000, $5,573,000, and $5,445,000, respectively. Additionally, the Company wrote down capitalized software development costs and acquired product rights to net realizable value by approximately $220,000, $43,000, and $93,000 in fiscal 1997, 1996, and 1995, respectively.

7. LINES OF CREDIT

The Company's $6 million line of credit was renewed effective January 1, 1996 and expired on January 5, 1997. Commitment fees related to the line of credit were 0.25% of the unused line of credit per year. At June 30, 1996, no borrowings on the line were outstanding.

8. INCOME TAXES

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

Components of the provision for income taxes are as follows (in thousands):

                                                     Years Ended June 30,
                                                ----------------------------
                                                  1997       1996     1995
                                                -------    -------   -------
        Current:
          Federal                               $     -    $    13   $   143
          State and local                             -          -         6
          Foreign                                   402        721       440
                                                -------    -------   -------
        Total current provision                     402        734       589
        Deferred provision (benefit)             (2,312)      (257)      173
                                                -------    -------   -------
        Total income tax provision (benefit)    $(1,910)   $   477   $   762
                                                =======    =======   =======

The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):

                                                  Years Ended June 30,
                                                --------------------------
                                                  1997      1996     1995
                                                -------    -----   -------
        Provision (benefit) computed at
          federal statutory rate                $(2,753)   $ 540   $   495
        Nondeductible acquisition expenses            -      358         -
        In-process research and development         765        -         -
        Foreign tax rate differential                 -      214        67
        Change in valuation allowance                 -     (862)       80
        Other                                        78      227       120
                                                -------    -----   -------
        Tax provision (benefit)                 $(1,910)   $ 477   $   762
                                                =======    =====   =======

Components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                               June 30,
                                                           -----------------
                                                            1997      1996
                                                           -------   -------
        Deferred Tax Assets
          Tax credit carryforwards                         $ 1,949   $ 1,953
          Net operating loss carryforward                    3,504     2,304
          Depreciation                                         365       326
          Reserves and other accrued expenses not
            currently deductible for tax purposes            1,499     1,131
          Undistributed earnings in foreign
            subsidiaries                                        27         -
                                                           -------   -------
              Total deferred tax assets                      7,344     5,714

        Deferred Tax Liabilities
          Capitalized software development costs
            currently deductible for tax purposes           (2,334)   (1,796)
          Undistributed earnings in foreign                      -      (788)
            subsidiaries
          Other                                               (229)     (402)
                                                           -------   -------
            Total deferred tax liabilities                  (2,563)   (2,986)

        Total net deferred tax assets                        4,781     2,728
        Valuation allowance                                 (2,871)   (2,863)
                                                           -------   -------
        Net deferred tax assets (liabilities),
          net of valuation allowance                       $ 1,910   $  (135)
                                                           =======   =======

At June 30, 1997, the Company has research and development tax credit carryforwards of $1,690,000 for Federal tax purposes, which expire between 2006 and 2009. In addition, the Company has alternative minimum tax credit carryforwards of $259,000 that may be carried forward indefinitely as a credit against the Company's current tax liability. The Company also has net operating loss carryforwards of $5,254,000 exclusive of Visual's losses that expire between 2009 and 2011. Visual had net operating loss carryforwards of $5,053,000 for federal tax purposes, which expire between 2006 and 2009. The annual utilization of these carryforwards will be limited.

As required by SFAS 109, the Company has recognized deferred tax assets for these tax credit and net operating loss carryforwards. Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance with respect to a portion of the deferred tax assets as the Company does not deem the full recovery of such amounts at this time to be more likely than not. The valuation allowance was increased by $15,000 in fiscal 1997 for stock option deductions, the benefit of which will be credited to additional capital, rather than a reduction of income tax expense, when realized. Management's assessment is based upon current and anticipated operations, current tax laws, and other qualitative and quantitative factors. In subsequent periods, the Company may adjust the valuation allowance, to the extent that utilization of the deferred tax asset is more likely than not, as defined by SFAS 109.

9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

None of the Company's 10,000,000 authorized shares of Preferred Stock are issued at June 30, 1997.

STOCK OPTIONS

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

A summary of the Company's stock option activity, and related information for the years ended June 30, 1995, 1996, and 1997, follows:

                                               1995                             1996                             1997
                                    ---------------------------      --------------------------       ---------------------------
                                                       Weighted                        Weighted                          Weighted
                                                       Average                         Average                           Average
                                                       Exercise                        Exercise                          Exercise
                                     Options            Price         Options           Price          Options            Price
                                    ---------          --------      ---------         --------       ---------          --------
Outstanding at
 beginning of year                  1,487,226          $6.60         1,128,744         $ 6.64          1,213,002         $9.16
  Granted                             471,338           6.39           625,782          11.80          1,674,024          5.57
  Exercised                           (65,276)          3.68          (421,008)          6.76            (12,053)         7.08
  Canceled                           (764,544)          6.66          (120,516)          7.71         (1,256,332)         8.39
                                    ---------                        ---------                         ---------
Outstanding at end of year          1,128,744                        1,213,002                         1,618,641
                                    =========                        =========                         =========

Exercisable at end of year            322,326          $6.81           183,773         $ 7.48            289,963         $6.98
                                    =========                        =========                         =========

Weighted-average fair
value of options granted
 during the year                                                         $8.07                             $3.84
                                                                     =========                         =========

At June 30, 1997, the exercise price of outstanding options ranged from $4.50 to $16.00 per share with a weighted average exercise price of $6.06. The weighted average remaining contractual life of such options was 9.0 years.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: a risk-free interest rate of 5.5% and 5.8%, a dividend yield of 0%, and a volatility factor of .8113 for 1996 and 1997. In addition, the fair value of these options was estimated using an expected life of five years for options granted by the Company.

On May 1, 1997, the Board of Directors approved a plan to reprice the Company's outstanding stock options. As a result, 627,600 options with exercise prices ranging from $4.94 to $16.00 per share were repriced at $4.94 per share, the fair market value at the date of the repricing. These options will vest 25% pro rata over the first three years following the date of grant and 75% over the first to occur of four years from the date of the grant or 25% ratably upon the Company's stock price reaching specified thresholds. The fair value of these options was estimated at the date of grant using the factors previously described, substituting 6.6% as the May 1, 1997 risk-free interest rate. This repricing has been reflected in the table above as part of the options granted and canceled during 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Year ended
                                                     June 30,
                                                  1997      1996
                                                 -------    -----
          Pro forma net income (loss)            $(6,804)   $ 863
                                                 =======    =====

          Pro forma net income (loss)
            per common share                     $ (0.66)   $0.09
                                                 =======    =====

EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1% to 10% of gross earnings. Shares are purchased by participants at the lower of 85% of the fair market value per share at the beginning or ending of each offering period. As of June 30, 1997, 800,000 shares were authorized for the plan, approximately 677,000 shares were issued, and approximately $75,000 had been withheld for the purchase of shares for the November 1997 offering period.

10. EMPLOYEE BENEFIT PLAN

The Micrografx, Inc. 401(k) Savings Plan allows eligible employees to elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Internal Revenue Code ($9,500 in 1997), and have the amount contributed to the plan as salary deferral contributions. The Company may make employer contributions to the plan at the discretion of the Board of Directors. During fiscal 1997, 1996 and 1995, the Company contributed approximately $192,000, $128,000, and $86,000 to the plan, respectively. At June 30, 1997, there were approximately 137 participants in the plan.

11. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse space and certain equipment under non-cancelable operating lease agreements. Rent expense of $1,455,000, $1,348,000, and $1,496,000 was recorded for the years ended June 30, 1997, 1996 and 1995, respectively. Future minimum lease payments for operating leases are as follows (in thousands):

 Years Ending June 30,
-----------------------
1998             $1,070
1999                939
2000                505
2001                316
2002                310
Thereafter          115
                 ------
                 $3,255
                 ======

LITIGATION

The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

12. RESTRUCTURING AND ACQUISITION CHARGES

RESTRUCTURING CHARGES

Effective December 31, 1996, J. Paul Grayson resigned as Chairman of the Board and Chief Executive Officer of the Company. An evaluation of the Company's organization and operations resulted in the decision to make certain organization changes. These changes resulted in a charge of $1.8 million for the termination of seven members of management. The Company also recorded a $0.2 million charge related to the termination of commitments made by the previous management for which no future benefit will be received. As of June 30, 1997, the Company has paid approximately $1.1 million in termination benefits under this restructuring. Approximately $0.7 million of this charge remains classified as an accrued liability as of June 30, 1997.

ACQUISITION CHARGES

On April 2, 1996, Micrografx acquired all of the issued and outstanding capital stock and options of Visual, which was accounted for as a pooling of interests. As a result of this acquisition, the Company incurred charges for professional services, the write-offs of costs related to certain software products which were no longer actively marketed, exit costs, and costs to eliminate excess personnel and duplicate leases of approximately $3,379,000, of which $1,359,000 was non-cash.

The fiscal 1996 charges resulting from the acquisition consisted of the following (in thousands):

          Acquisition transaction costs              $1,115
          Asset write-downs:
            Inventory and accounts receivable           840
            Acquired product rights                     158
            Fixed assets                                241
          Severance and other                         1,025
                                                     ------
          Total acquisition charges                  $3,379
                                                     ======

The severance charges resulted from the closing of Visual's general and administrative support office and the related termination of 21 Visual employees.

13. RELATED PARTIES

At June 30, 1996, the Company had guaranteed $1,157,000 in loans from a bank to certain directors and officers of the Company. The loans bore interest at the bank's prime rate (8.25% at June 30, 1996) plus 0.5% and matured on February 10, 1997. Subsequent to June 30, 1996, the Company was released by the bank from its guarantees on these loans.

At June 30, 1996 the Company had unsecured notes receivable of $90,000 from certain employees which bore interest at rates ranging from 5% to 6% per annum.

14. SEGMENT INFORMATION

The Company operates in a single industry segment: the development, marketing and support of personal computer applications and systems software products. Virtually all products sold in Europe are manufactured in The Netherlands. Substantially all other products are manufactured in Richardson, Texas. Net revenues for each segment include only sales to unaffiliated customers; there were no intra-segment revenues for the periods presented. Income (loss) from operations represents net revenues less cost of goods sold and operating expenses for each geographical region. In fiscal 1997, 1996 and 1995, cost of revenues include direct costs incurred by each segment and an allocation of amortization of capitalized software development costs and acquired product rights. The fiscal 1997 in-process research and development charge and the fiscal 1996 acquisition related charge are reflected in the U.S. Of the fiscal 1997 $2.0 million restructuring charge, approximately $0.9 million is reflected in the U.S., $0.1 million in Germany, and the remaining $1.0 million in Rest of World.

Summary information regarding the Company's geographical regions is presented below (in thousands):

                                        Years Ended June 30,
                                   -----------------------------
                                     1997       1996       1995
                                   -----------------------------
Net revenues
United States                      $32,071    $34,187    $28,362
Germany                              6,254     11,111     12,832
Japan                                8,118     10,010      6,849
Rest of World                       18,419     17,611     16,302
                                   -------    -------    -------
   Total                           $64,862    $72,919    $64,345
                                   =======    =======    =======

Income (loss) from operations
United States                      $(6,560)   $   967    $  (429)
Germany                                132        133         63
Japan                                  346        300        205
Rest of World                       (2,323)      (322)       690
                                   -------    -------    -------
   Total                           $(8,405)   $ 1,078    $   529
                                   =======    =======    =======

Identifiable assets
United States                      $29,604    $28,990    $26,030
Germany                                257      1,005      1,443
Japan                                1,907      2,474      3,058
Rest of World                        7,344      7,629      8,759
                                   -------    -------    -------
   Total                           $39,112    $40,098    $39,290
                                   =======    =======    =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Shareholders of Micrografx, Inc.

  We have audited the accompanying consolidated balance sheet of Micrografx, Inc. and subsidiaries (the Company) as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of June 30, 1997, listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micrografx, Inc. and subsidiaries at June 30, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                 /s/ Ernst & Young LLP


  Dallas, Texas
  August 5, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Shareholders of Micrografx, Inc.:

  We have audited the accompanying consolidated balance sheet of Micrografx, Inc. (a Texas corporation) and subsidiaries as of June 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Visual Software, Inc., a company acquired during 1996, in a transaction accounted for as a pooling of interests, as discussed in the Notes to Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Micrografx, Inc. and subsidiaries and reflect total revenues of 6 percent in 1995 of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Visual Software, Inc., is based solely upon the report of the other auditors.

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

  In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Micrografx, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                 /s/ Arthur Andersen LLP


  Dallas, Texas
  August 2, 1996

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

  Information required under this Item has previously been reported on a Current Report on Form 8-K, dated January 22,1997.

  PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information contained under the caption "Election of Directors" in the Company's Proxy Statement is incorporated herein by reference. See Item 1 included herein for information concerning executive officers.

  ITEM 11. EXECUTIVE COMPENSATION

  Information contained under the caption "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference, except for the information contained in the sections entitled "Report of the Compensation and Stock Option Committee on Executive Compensation" and "Stock Performance Graph" which shall not be deemed incorporated by reference.

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

           The consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 42 of this report

       2.  Financial Statement Schedules

           The consolidated financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 42 of this report.

       3.  Exhibits

           The following documents are filed or incorporated by reference as exhibits to this report. The exhibit numbers in the exhibit list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulations S-K.

**     2.1 Agreement and Plan of Merger with Visual Software, Inc. dated as of
           February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

*      3.1 Articles of Incorporation of the Company, as amended (Exhibit 3.1)

****   3.2 Amendment to Articles of Incorporation of the Company (Exhibit 3.2)

*      3.3   Amended and Restated Bylaws of the Company (Exhibit 3.3)

****   3.4   Amendment to Amended and Restated Bylaws of the Company (Exhibit
             3.4)

*      4.1   Specimen stock certificate evidencing the Common Stock (Exhibit
             4.1)

*      10.1  Incentive and Nonstatutory Stock Option Plan, as amended (Exhibit
             10.2)

***    10.2  Amendment to the Incentive and Nonstatutory Stock Option Plan
             (Exhibit 10.3)

*      10.4  Form of International Distributor Agreement used by the Company
             (Exhibit 10.3)

*      10.5  Cross Licensing Agreement dated December 15, 1989, between the
             Company and Microsoft Corporation (Exhibit 10.12)

***    10.6  Employee Stock Purchase Plan (Exhibit 10.26)

*****  10.7  Agreement dated September 8, 1993, between the Company and Hallmark
             Cards, Incorporated. (Exhibit 10.25)

*****  10.8  Micrografx, Inc. 1995 Stock Option Plan.  (Exhibit 10.27)

*****  10.9  Micrografx, Inc. 1993 Restricted Stock Plan.  (Exhibit 10.28)

****** 10.10 Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit 10.29)

       10.11 Employment Agreement dated February 13, 1997, between the Company and Doug Richard.

       10.12 Compensation agreement dated May 21, 1997, between the Company and Russell Hogg.

       21.1  Subsidiaries of the Company.

       23.1  Consent of Ernst & Young LLP

       23.2  Consent of Arthur Andersen LLP

       23.3  Consent of Roth Bookstein & Zaslow LLP

       27    Financial Data Schedule

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


(b)    Reports on Form 8-K.  None.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                  ITEM 14 (A)

                                                                                              PAGE
                                                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets at June 30, 1997, and 1996...................................  22
    Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996, and 1995..  24
    Consolidated Statements of Shareholders' Equity for the Years Ended
     June 30, 1997, 1996, and 1995...........................................................  25
    Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995..  26
    Notes to Consolidated Financial Statements...............................................  27
    Reports of Independent Public Accountants................................................  37

 CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Report of Independent Public Accountants................................................  44
     Schedule II - Valuation and Qualifying Accounts.........................................  45


All other schedules are omitted as the required information is inapplicable

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 1997.

                               MICROGRAFX, INC.


                            By: /s/ Douglas M. Richard
                                -----------------------------------------
                                 Douglas M. Richard
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                            By: /s/ Larry G. Morris
                                -----------------------------------------
                                 Larry G. Morris
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

                            By: /s/ Darryl R. Halbert
                                -----------------------------------------
                                 Darryl R. Halbert
                                 Controller and Chief Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


    SIGNATURE                      TITLE                        DATE
    ---------                      -----                        ----

/s/ Russell Hogg        Chairman of the Board of Directors  September 15, 1997
--------------------
Russell Hogg

/s/ Douglas M. Richard  Director                            September 15, 1997
----------------------
Douglas M. Richard

/s/ Eugene P. Beard     Director                            September 15, 1997
----------------------
Eugene P. Beard

/s/ David S. Gergacz    Director                            September 15, 1997
----------------------
David S. Gergacz

/s/ Robert Kamerschen   Director                            September 15, 1997
----------------------
Robert Kamerschen

/s/ Seymour Merrin      Director                            September 15, 1997
----------------------
Seymour Merrin

/s/ Robert S. Miller    Director                            September 15, 1997
----------------------
Robert S. Miller

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Micrografx, Inc. (a Texas corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 2, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. We did not audit the financial statements of Visual Software, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in the Notes to Consolidated Financial Statements. Such statements are included in the consolidated financial statements of Micrografx, Inc. and subsidiaries and reflect total revenues of 6 percent in 1995 of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Visual Software, Inc., is based solely upon the report of the other auditors. Schedule II of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, based on our audits and the report of the other auditors, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                 /s/ Arthur Andersen LLP



  Dallas, Texas
     August 2, 1996

                                  SCHEDULE II
                       MICROGRAFX, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                               (in thousands)


                                 Balance At      Charged         Charged                          Balance
                                 Beginning       To Costs        To Other                         at End
    Description                  of Period     and Expenses     Accounts /(b)/  Deductions       of Period
----------------------------------------------------------------------------------------------   ---------
Years Ended June 30,

1995
---------------------------
Allowance for doubtful
   accounts:                        $  338      $190          $     -             $117 /(a)/     $  411
Allowance for sales
   returns:                         $3,134      $  -          $(1,799)            $  -           $1,335

1996
---------------------------
Allowance for doubtful
   accounts:                        $  411      $126          $     -             $205 /(a)/     $  332
Allowance for sales
   returns:                         $1,335       600 /(c)/    $    26             $  -           $1,961

1997
---------------------------
Allowance for doubtful
   accounts:                        $  332      $256          $     -             $249 /(a)/     $  339
Allowance for sales
   returns:                         $1,961      $  -          $    (9)            $ 10 /(a)/     $1,942



(a)  Represents amounts written-off during the year, net of recoveries.
(b)  The allowance for sales returns is recorded as a reduction of revenues.
(c) Represents allowance for Visual sales returns included in the acquisition charges.

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                         DESCRIPTION
     -------                        -----------


**      2.1       Agreement and Plan of Merger with Visual Software, Inc. dated as of February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

*       3.1       Articles of Incorporation of the Company, as amended (Exhibit
                  3.1)

****    3.2       Amendment to Articles of Incorporation of the Company (Exhibit
                  3.2)

*       3.3       Amended and Restated Bylaws of the Company (Exhibit 3.3)

****    3.4       Amendment to Amended and Restated Bylaws of the Company
                  (Exhibit 3.4)

*       4.1       Specimen stock certificate evidencing the Common Stock
                  (Exhibit 4.1)

*      10.1       Incentive and Nonstatutory Stock Option Plan, as amended
                  (Exhibit 10.2)

***    10.2       Amendment to the Incentive and Nonstatutory Stock Option Plan
                  (Exhibit 10.3)

*      10.4       Form of International Distributor Agreement used by the
                  Company (Exhibit 10.3)

*      10.5       Cross Licensing Agreement dated December 15, 1989, between the
                  Company and Microsoft Corporation (Exhibit 10.12)

***    10.6       Employee Stock Purchase Plan (Exhibit 10.26)

*****  10.7       Agreement dated September 8, 1993, between the Company and
                  Hallmark Cards, Incorporated. (Exhibit 10.25)

*****  10.8       Micrografx, Inc. 1995 Stock Option Plan.  (Exhibit 10.27)

*****  10.9       Micrografx, Inc. 1993 Restricted Stock Plan.  (Exhibit 10.28)

****** 10.10      Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit
                  10.29)

       10.11 Employment Agreement dated February 13, 1997, between the Company and Doug Richard.

       10.12 Compensation agreement dated May 21, 1997, between the Company and Russell Hogg.

       21.1       Subsidiaries of the Company.

       23.1       Consent of Ernst & Young LLP

       23.2       Consent of Arthur Andersen LLP

       23.3       Consent of Roth Bookstein & Zaslow LLP

       27         Financial Data Schedule

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