Form 10-Q
period 1997-09-30
MICROGRAFX INC
filed 1997-11-12
CIK 756497

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         COMMISSION FILE NUMBER 0-18708

                                MICROGRAFX, INC.
             (Exact name of registrant as specified in its charter)

           TEXAS                                              75-1952080
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

     As of October 31, 1997, 10,478,018 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                           PART I.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of                             3
         September 30, 1997 and June 30, 1997

         Consolidated Statements of Operations for the                           4
         three months ended September 30, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the                 5
         three months ended September 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial                       7
         Condition and Results of Operations

                           PART II.

Item 1.  Legal Proceedings                                                      12

Item 6.  Exhibits and Reports on Form 8-K                                       12

         SIGNATURES                                                             13

                                MICROGRAFX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   SEPTEMBER 30,   JUNE 30,
                                                                       1997          1997
                                                                      -------      -------
                                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents                                           $ 9,707      $11,150
  Short-term investments                                                3,926        3,615
  Accounts receivable, less allowances of $4,964 and $4,131             9,419        9,610
  Inventories                                                           1,159        1,287
  Other current assets                                                  1,699        1,445
                                                                      -------      -------
     Total current assets                                              25,910       27,107

Property and equipment, net                                             2,490        2,703

Capitalized software development costs
  and acquired product rights, net                                      6,578        6,865

Other assets                                                            2,757        2,437
                                                                      -------      -------
     Total assets                                                     $37,735      $39,112
                                                                      =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable                                          $ 6,279      $ 7,227
  Other accrued liabilities                                             7,082        6,943
                                                                      -------      -------
     Total current liabilities                                         13,361       14,170

Deferred income taxes and other liabilities                             1,419        1,414

Shareholders' equity                                                   22,955       23,528
                                                                      -------      -------
     Total liabilities and shareholders' equity                       $37,735      $39,112
                                                                      =======      =======

See accompanying notes.

                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                    THREE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------
                                        1997            1996
                                       --------       -------

Net revenues                           $ 15,531       $16,589
Cost of revenues                          4,706         4,602
                                       --------       -------
     Gross profit                        10,825        11,987

Operating expenses:
   Sales and marketing                    8,022         7,948
   General and administrative             1,510         1,953
   Net research and development           2,212         1,821
                                       --------       -------
        Total operating expenses         11,744        11,722
                                       --------       -------

Income (loss) from operations              (919)          265

Interest income                             194           233
Other income (expense), net                (117)            9
                                       --------       -------
     Total nonoperating income               77           242
                                       --------       -------

Income (loss) before income taxes          (842)          507

Income tax provision (benefit)             (295)          173
                                       --------       -------

Net income (loss)                      $   (547)      $   334
                                       ========       =======

Income (loss) per share                $  (0.05)      $  0.03
                                       ========       =======

Shares used in computing
income (loss) per share                  10,472        10,443
                                       ========       =======


See accompanying notes.

                                MICROGRAFX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------
                                                                  1997           1996
                                                                --------       -------

Net cash flows from operating activities                        $    623       $   697

Cash flows from investing activities:
  Proceeds from maturities of short-term investments                 403         1,483
  Purchases of short-term investments                               (714)       (4,550)
  Capitalization of software development costs and
    purchases of acquired product rights                          (1,401)       (1,593)
  Other                                                             (331)         (337)
                                                                --------       -------
        Net cash used in investing activities                     (2,043)       (4,997)

Net cash flows from financing activities                              --            60

Effect of exchange rates on cash and cash equivalents                (23)          (59)
                                                                --------       -------
Net decrease in cash and cash equivalents                         (1,443)       (4,299)
Cash and cash equivalents, beginning of period                    11,150        13,790
                                                                --------       -------
Cash and cash equivalents, end of period                        $  9,707       $ 9,491
                                                                ========       =======


See accompanying notes.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx, Inc. and subsidiaries (the "Company") at September 30, 1997, and for the three-month periods ended September 30, 1997 and 1996 are unaudited but reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, included in the 1997 Annual Report to Shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the year ending June 30, 1998.

INVENTORIES

Inventories consist of the following (in thousands):

                           September 30, 1997          June 30, 1997
                              -----------                ---------

Raw materials                 $       796                $     822
Finished goods                        363                      465
                              -----------                ---------
                              $     1,159                $   1,287
                              ===========                =========

FOREIGN FORWARD EXCHANGE CONTRACTS

The Company periodically enters into forward foreign exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At September 30, 1997, the Company had a forward contract outstanding to sell 30 million Japanese Yen for approximately $0.3 million. The difference between the carrying amount and current market settlement value of the forward contract was not significant.

INCOME (LOSS) PER SHARE

Income (loss) per share (in thousands) for all periods presented is based on the weighted average common and dilutive equivalent shares outstanding using the treasury stock method.

                                                         Three Months Ended
                                                           September 30,
                                                      ------------------------
                                                       1997              1996
                                                      ------            ------

Weighted average common stock
  outstanding during the period                       10,472            10,223
Common stock equivalents of employee
  stock programs                                          --               220
                                                      ------            ------
Shares used in primary income (loss)
  per share calculation                               10,472            10,443
                                                      ======            ======


Fully diluted income (loss) per share was not materially different from primary income (loss) per share for all periods presented.

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

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ---------------------------
                                                 1997              1996
                                              -----------       ---------

Net revenues                                     100%              100%
Cost of revenues                                  30%               28%
Gross profit                                      70%               72%

Operating expenses:
   Sales and marketing                            52%               48%
   General and administrative                     10%               11%
   Research and development                       14%               11%
Total operating expenses                          76%               70%

Income (loss) from operations                     (6%)               2%

Non operating income                               1%                1%

Income (loss) before income taxes                 (5%)               3%

Income tax provision (benefit)                    (2%)               1%

Net income (loss)                                 (3%)               2%

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The Enterprise Graphics category includes FlowCharter(R), Optima!(TM), Graphics Suite(TM), Small Business Graphics and Print Studio(R), Designer(TM), Designer Power Pack, ABC ToolKit(TM), and ABC SnapGraphics(TM). The Web Graphics category includes Webtricity(TM), Simply 3D(TM), Picture Publisher(R), PhotoMagic(R), Instant 3D(TM), and Visual Reality(R). The Personal Creativity category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM)Art Studio(TM)2, Crayola(TM)Art(TM), and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either Enterprise Graphics or Personal Creativity depending on the Company's assessment of the market or channel into which the product is sold.

                                              Three Months Ended September 30,
                                       1997          %           1996          %
                                   ------------  ---------  ----------   -----------

Enterprise Graphics                $      8,128        52%  $    9,975           60%
Web Graphics                              2,725        18%       1,347            8%
Personal Creativity                       4,678        30%       5,267           32%
                                   ------------  ---------  ----------    ---------
Total                              $     15,531       100%  $   16,589          100%
                                   ============  =========  ==========    =========

The Company markets and sells business products for the Windows(R) 3.1, Windows(R) 95 and Windows(R) NT operating systems. The decline in Enterprise Graphics revenues resulted from a decline in FlowCharter as a result of increased emphasis on Graphics Suite, a decline in Draw due to market anticipation of the international roll-out of version 6 in September through November of 1997, and the continuing decline in legacy products such as Designer Power Pack. These declines were partially offset by revenues from the Optima! product obtained through the acquisition of AdvanEdge Technologies, Inc. ("AdvanEdge") on June 30, 1997, and an increase in Graphics Suite. During the quarter ended September 30, 1997, revenue from Graphics Suite and the standalone versions of FlowCharter each represented more than 35% of the Company's Enterprise Graphics revenues.

The revenue growth in the Company's Web Graphics revenues is reflective of the increasing importance of the Internet. Revenues from Simply 3D in the first quarter of fiscal 1998 far exceeded those of version 1 in the prior year quarter. This resulted from the Company's emphasis on this software category, increased functionality of the new version, which was released in March 1997, and license agreements with original equipment manufacturers ("OEMs") STB Systems and Matrox Graphics whereby the OEMs bundle the Company's software with their graphics accelerator boards. Also contributing to the increased revenue were sales of Webtricity which was introduced in February 1997, and an increase in sales of Picture Publisher, partially offset by declines in legacy products.

The revenue decline in the Company's consumer products resulted primarily from the termination of certain licensing agreements in fiscal 1997. The Company's right to distribute its products licensed under the Crayola brand name expired in the third quarter of fiscal 1997 and the Company chose not to develop a replacement product. Additionally, the Company's agreement to market the Hallmark product expired in the first quarter of fiscal 1997; the decline in Hallmark revenues was mostly offset by revenues from the Company's CreataCard products despite lower selling prices resulting from competition from the Microsoft / Hallmark greeting card product. Personal Creativity segmented Draw revenues increased from the prior year due to the release of English version 6 in August 1997.

Revenues by geographical region for the three months ended September 30, 1997 and 1996 were as follows:

                          Three Months Ended September 30,
                      1997           %           1996           %
                  -------------  ---------  --------------  ---------

Americas          $      8,420        54%   $       8,746        53%
Europe                   4,912        32%           4,801        29%
Asia Pacific             2,199        14%           3,042        18%
                  ------------  ---------  --------------  ---------
Total             $     15,531       100%  $       16,589       100%
                  ============  =========  ==============  =========

The decline in Americas revenues resulted from the decrease in Personal Creativity products, which are primarily only produced in English versions. The European increase resulted from the focus on adding to the Corporate sales force but was partially offset by a moderate decline in Personal Creativity products. Asia Pacific revenues dropped as declines in Enterprise Graphics and Personal Creativity more than offset an increase in Web Graphics.

Cost of revenues for the three months ended September 30, 1997 was $4.7 million, or 30% of net revenues, compared to $4.6 million, or 28% of net revenues, for the three months ended September 30, 1996. The increase in cost of revenues for the three months ended September 30, 1997 was attributable to lower selling prices on the Company's greeting card software products, increased amortization of acquired product rights, and increased external royalties.

The Company's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the first quarter of fiscal 1997 been in effect during the first quarter of fiscal 1998, revenues would have been $0.9 million higher. This revenue decrease resulted from the change in exchange rates of European currencies and the Japanese Yen versus the U.S. Dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income was reduced and net income would have been $0.2 million higher.

Sales and marketing expenses for the three months ended September 30, 1997 were $8.0 million, or 52% of net revenues, compared to $7.9 million, or 48% of net revenues for the same period in the previous year. The increase in sales and marketing expense was attributable to the Company's effort to increase its corporate sales force, mostly offset by reductions in management layers during the prior fiscal year.

General and administrative expenses for the three months ended September 30, 1997 were $1.5 million, or 10% of net revenues, compared to $2.0 million, or 11% of net revenues, for the three months ended September 30, 1996. This decrease was the result of the reductions in executive overhead and management layers in addition to cost control measures.

Net research and development expenses for the three months ended September 30, 1997 were $2.2 million, or 14% of net revenues, compared to $1.8 million, or 11% of net revenues, for the quarter ended September 30, 1996. The increase in net research and development expenses was due to an increase in the number of development employees as well as ongoing development expenses resulting from the acquisition of AdvanEdge on June 30, 1997. Gross research and development expenses, before capitalization, for the three months ended September 30, 1997 were $3.1 million, or 20% of net revenues, compared to $2.8 million, or 17% of net revenues for the quarter ended September 30, 1996.

During the three months ended September 30, 1997, the Company capitalized approximately $0.9 million in software development costs and amortized approximately $0.9 million in software development costs. This compares to capitalization of $0.9 million and amortization of $0.9 million in the three months ended September 30, 1996.

For the three months ended September 30, 1997, interest income of $0.2 million remained flat compared to the three months ended September 30, 1996. Unfavorable exchange rates resulted in an foreign currency loss of $0.1 million for the three months ended September 30, 1997 compared to an immaterial net gain for the three months ended September 30, 1996.

The Company's effective tax rate rose to 35% for the three months ended September 30, 1997 compared to 34% for the three months ended September 30, 1996. This increase was primarily the result of higher tax rates in the Company's international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of $9.7 million and short-term investments of $3.9 million.

For the three months ended September 30, 1997, cash used in investing activities exceeded cash provided by operating activities, resulting in a decrease of $1.4 million in cash and cash equivalents. Cash flows from operating activities generated $0.6 million in cash during the three months ended September 30, 1997. The cash provided from operating activities consisted primarily of depreciation and amortization of $2.2 million, partially offset by a decrease in accounts payable of $0.9 million, a net loss of $0.5 million, and an increase in other assets of $0.3 million. Accounts receivable allowances increased primarily due to an increase in accrued rebates of $1.0 million offset by a decrease in return allowances of $0.2 million. The increase in accrued rebates reflects the Company's strategic decision to increase the use of distributor rebates. Approximately $0.3 million of a fiscal 1997 restructuring charge remains classified as an accrued liability on the Company's balance sheet as of September 30, 1997. The Company expects this amount to be paid over the next several months.

Investing activities used $2.0 million in cash during the three months ended September 30, 1997 primarily due to capitalized software development costs and purchases of acquired product rights of $1.4 million as well as net purchases of short-term investments of $0.3 million and purchases of equipment of $0.3 million.

The Company believes that cash flow from operations as well as existing cash and short-term investments will be sufficient to meet the Company's capital requirements in the short term.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", (SFAS 128) which will become effective December 15, 1997. Early adoption of the standard is not permitted. Upon adoption in the second quarter of fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded from primary earnings per share calculation. Adoption of SFAS 128 will not materially impact either primary or fully diluted income (loss) per share for the three months ended September 30, 1997 and 1996 because the dilutive effect of stock options was not significant.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income", (SFAS
130) which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This standard does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The effect of SFAS 130 on the Company has not been determined.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131) which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The effect of SFAS 131 on the Company has not been determined.

FORWARD-LOOKING STATEMENTS

The Company notes that, with the exception of historical information, the matters discussed above are forward-looking statements that involve risks and uncertainties. Additional information on the factors that could affect the Company's financial results is included in the Company's 1997 Annual Report to Shareholders and other filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors.

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

                                         MICROGRAFX, INC.



Date: November 12, 1997                  By  /s/ Larry G. Morris
                                           -----------------------------
                                           Larry G. Morris
                                           Chief Financial Officer
                                           and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT
------                        -------

  27           Financial Data Schedule