Form 10-Q
period 1997-12-31
MICROGRAFX INC
filed 1998-02-13
CIK 756497

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

                For the quarterly period ended December 31, 1997

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].


     As of January 31, 1998, 10,594,702 shares of the Company's common stock were outstanding.
================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                      PAGE
                                     PART I.                          ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of                    3
         December 31, 1997 and June 30, 1997

         Consolidated Statements of Operations for the three and        4
         six months ended December 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the        5
         six months ended December 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial              7
         Condition and Results of Operations

                                  PART II.

Item 1.  Legal Proceedings                                             12

Item 4.  Submission of Matters to a vote of Security Holders           12

Item 6.  Exhibits and Reports on Form 8-K                              13

         SIGNATURES                                                    14

                                MICROGRAFX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                             DECEMBER 31,   JUNE 30,
                                                                                1997          1997
                                                                             -----------  -----------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                 $ 9,608     $11,150
      Short-term investments                                                      3,563       3,615
      Accounts receivable, less allowances of $4,874 and $ 4,131                 11,579       9,610
      Inventories                                                                 1,860       1,287
      Other current assets                                                        1,725       1,445
                                                                                -------     -------
           Total current assets                                                  28,335      27,107

Property and equipment, net                                                       2,185       2,703

Capitalized software development costs
      and acquired product rights, net                                            7,070       6,865

Other assets                                                                      2,703       2,437
                                                                                -------     -------
           Total assets                                                         $40,293     $39,112
                                                                                =======     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts and notes payable                                                $ 7,232     $ 7,227
      Other accrued liabilities                                                   7,609       6,943
                                                                                -------     -------
           Total current liabilities                                             14,841      14,170

Noncurrent notes payable and other liabilities                                    1,408       1,414

Shareholders' equity                                                             24,044      23,528
                                                                                -------     -------
           Total liabilities and shareholders' equity                           $40,293     $39,112
                                                                                =======     =======


See accompanying notes.

                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)




                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           DECEMBER 31,                DECEMBER 31,
                                                     -----------------------      -----------------------
                                                        1997          1996          1997          1996
                                                     ---------      --------      ---------     ---------

Net revenues                                          $ 19,357      $ 16,113      $ 34,888      $ 32,703
Cost of revenues                                         5,508         5,339        10,214         9,941
                                                      --------      --------      --------      --------
     Gross profit                                       13,849        10,774        24,674        22,762

Operating expenses:
   Sales and marketing                                   9,868         8,783        17,890        16,732
   General and administrative                            1,558         2,483         3,068         4,435
   Research and development                              1,792         1,613         4,004         3,433
   Restructuring charge                                   --           1,964          --           1,964
                                                      --------      --------      --------      --------
          Total operating expenses                      13,218        14,843        24,962        26,564
                                                      --------      --------      --------      --------
Income (loss) from operations                              631        (4,069)         (288)       (3,802)

Non operating expense (income)                            (228)           74          (305)         (166)
                                                      --------      --------      --------      --------
Income (loss) before income taxes                          859        (4,143)           17        (3,636)

Income taxes                                               301        (1,409)            6        (1,236)
                                                      --------      --------      --------      --------
Net income (loss)                                     $    558      $ (2,734)     $     11      $ (2,400)
                                                      ========      ========      ========      ========
Basic and diluted income (loss) per share             $   0.05      $  (0.27)     $   0.00      $  (0.23)
                                                      ========      ========      ========      ========

Shares used in computing income (loss) per share:
     Basic                                              10,539        10,239        10,503        10,231
                                                      ========      ========      ========      ========
     Diluted                                            11,068        10,239        10,880        10,231
                                                      ========      ========      ========      ========


See accompanying notes.

                                MICROGRAFX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            SIX MONTHS ENDED DECEMBER 31,
                                                            -----------------------------
                                                                1997           1996
                                                            ------------   -------------
Net cash flows from operating activities                       $ 1,693       $ 1,533

Cash flows from investing activities:
      Proceeds from maturities of short-term investments         1,008         3,909
      Purchases of short-term investments                         (957)       (4,453)
      Capitalization of software development costs and
           purchases of acquired product rights                 (3,043)       (3,487)
      Other                                                       (751)         (979)
                                                               -------       -------
                 Net cash used in investing activities          (3,743)       (5,010)

Net cash flows from financing activities:
   Proceeds from employee stock plans                              635           399

Effect of exchange rates on cash and cash equivalents             (127)          347
                                                               -------       -------
Net decrease in cash and cash equivalents                       (1,542)       (2,731)
Cash and cash equivalents, beginning of period                  11,150        13,790
                                                               -------       -------
Cash and cash equivalents, end of period                       $ 9,608       $11,059
                                                               =======       =======


See accompanying notes.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx, Inc. and subsidiaries (the "Company") at December 31, 1997, and for the three and six-month periods ended December 31, 1997 and 1996 are unaudited, but reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, included in the 1997 Annual Report to Shareholders. The results of operations for the period ended December 31, 1997 are not necessarily indicative of results to be expected for the year ending June 30, 1998.

INVENTORIES

Inventories consist of the following (in thousands):

                            December 31, 1997              June 30, 1997
                         ------------------------     ---------------------

Raw materials                 $     1,083                   $     822
Finished goods                        777                         465
                         ------------------------     ---------------------
                              $     1,860                   $   1,287
                         ========================     =====================

FOREIGN FORWARD EXCHANGE CONTRACTS

At December 31, 1997, the Company had one forward exchange contract outstanding to sell 40 million yen for approximately $0.3 million expiring January 1998 and one option contract outstanding to sell 100 million yen for approximately $0.8 million expiring May 1998. The difference between the carrying amount and the current market settlement value of the contracts was not significant.

INCOME (LOSS) PER SHARE

Income (loss) per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                     December 31,
                                                      -----------------------------    ------------------------------
                                                          1997             1996            1997              1996
                                                      ------------    -------------    -------------     ------------
 Numerator:
   Net income (loss)                                  $       558      $    (2,734)     $        11      $    (2,400)

 Denominator:
   Denominator for basic earnings per                      10,539           10,239           10,503           10,231
        share - weighted average shares
   Effect of dilutive employee stock options                  529               --              377               --
                                                      -----------      -----------      -----------      -----------
   Denominator for diluted earnings per
        share - adjusted weighted average
        shares and assumed conversions                     11,068           10,239           10,880           10,231
                                                      ===========      ===========      ===========      ===========
Basic and diluted income per share                    $      0.05      $     (0.27)     $      0.00      $     (0.23)
                                                      ===========      ===========      ===========      ===========

                                MICROGRAFX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc. ("Micrografx" or the "Company") develops and markets enterprise graphics and personal creativity software. The Company sells and distributes its products directly and through a network of distributors, value-added resellers, and original equipment manufacturer customers.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.


                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                         -----------------------------     --------------------------------
                                                             1997              1996              1997             1996
                                                         -----------------------------     --------------------------------


Net revenues                                                  100%              100%              100%              100%
Cost of revenues                                               28%               33%               29%               30%
                                                              ---               ---               ---               ---
Gross profit                                                   72%               67%               71%               70%

Operating expenses:
   Sales and marketing                                         51%               55%               51%               51%
   General and administrative                                   8%               15%                9%               14%
   Research and development                                     9%               10%               12%               10%
   Restructuring charge                                        --                12%               --                 6%
                                                              ---               ---               ---               ---

Total operating expenses                                       68%               92%               72%               81%

Income (loss) from operations                                   4%              (25%)              (1%)             (11%)

Non operating (income) expense                                 (1%)               1%               (1%)              --

Income (loss) before income taxes                               5%              (26%)              --               (11%)

Income taxes                                                    2%               (9%)              --                (4%)

Net income (loss)                                               3%              (17%)              --                (7%)

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The Enterprise Graphics category includes Micrografx FlowCharter(TM), Optima(TM), Micrografx Graphics Suite(TM), Small Business Graphics and Print Studio(R), Micrografx Designer(TM), and Designer Power Pack. The Web Graphics category includes Webtricity(TM), Simply 3D(TM), Picture Publisher(R), PhotoMagic(R), Instant 3D(TM), and Visual Reality(R). The Personal Creativity category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM)Art Studio(TM)2, and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either Enterprise Graphics or Personal Creativity depending on the Company's assessment of the market or channel into which the product is sold.


                           Three Months Ended December 31,                Six Months Ended December 31,
                      ----------------------------------------------   ------------------------------------------
                           1997          %          1996         %         1997         %        1996         %
                      ----------------------------------------------   ------------------------------------------

Enterprise Graphics    $ 10,195          52%      $ 10,367      64%      $ 18,323      53%     $ 20,342      62%
Web Graphics              1,903          10%           905       6%         4,628      13%        2,252       7%
Personal Creativity       7,259          38%         4,841      30%        11,937      34%       10,109      31%
                      ---------      --------     -------- --------      --------   ------     --------    ------
Total                  $ 19,357         100%      $ 16,113     100%      $ 34,888     100%     $ 32,703     100%
                      =========      ========     ======== ========      ========   ======     ========    ======

For the three months ended December 31, 1997, revenues increased 20 percent versus the same period of the prior year. If the exchange rates in effect during the second quarter of fiscal 1997 had been in effect during the second quarter of fiscal 1998, revenues would have been $1.1 million higher. This revenue decrease resulted from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income was reduced and net income would have been $0.3 million higher. The Company expects unfavorable exchange rate comparisons through the end of the current year, however the amount of the impact is expected to decline.

The decline in Enterprise Graphics revenues resulted from the continuing decline in legacy products such as Small Business Graphics and Print Studio and Designer Power Pack as well as approximately $0.9 million of the aforementioned exchange rate impact. These declines were mostly offset by increased revenues from Graphics Suite resulting from the Company's increased focus on corporate customers, revenues from the Optima product acquired June 30, 1997, and the increased revenue from Windows Draw resulting from the international rollout of version 6.0. During the quarter ended December 31, 1997, revenue from Graphics Suite and the standalone versions of FlowCharter each represented more than 30% of the Company's Enterprise Graphics revenues. One of the Company's primary objectives is to focus on increasing Enterprise Graphics revenues. To meet this objective, Micrografx has significantly increased the number of corporate sales people over the past year. The rate of revenue growth in this category, though, is difficult to predict with accuracy and may be uncertain due to the long sales cycle in obtaining corporate customers, which typically ranges from 6 to 18 months. Additionally, the Company typically sells an initial license for a certain introductory level of copies of the software to corporate customers with the strategy that the customer will continue to increase usage and purchase additional licenses over time, giving an annuity effect to the license revenue. The Company has begun to see positive results from this strategy, as several large corporations became customers during the most recent quarter, but there is no assurance that this strategy will be successful.

The growth in the Company's Web Graphics revenues is reflective of the increasing importance of the Internet. Revenues from Simply 3D in the second quarter of fiscal 1998 far exceeded those of version 1.0 in the second quarter of fiscal 1997. This resulted from the Company's emphasis on this software category, increased functionality of the new version, which was released in March 1997, and license agreements with original equipment manufacturers (OEMs) whereby the OEMs bundle the Company's software with their graphics accelerator boards. Also contributing to the increased revenue were sales of Webtricity, which was introduced in February 1997, and an increase in sales of Picture Publisher, partially offset by declines in legacy products. The Company expects continued year-over-year growth in this category in the third quarter of fiscal 1998 resulting from the upcoming release of updated versions of Simply 3D and Picture Publisher.

The increase in Personal Creativity revenues resulted from the increased popularity of the Company's CreataCard and Windows Draw products. The Company extended its market share leadership in the greeting card software category during the holiday selling season. These gains were partially offset by the loss of revenues related to the termination of the Company's right to distribute its products licensed under the Crayola brand name, which expired in the third quarter of fiscal 1997.Due to the high level of seasonality of Personal Creativity revenues, the Company expects these revenues to decrease as a percent of revenue through the end of the fiscal year.

Revenues by geographical region for the three and six months ended December 31, 1997 and 1996 were as follows:

                      Three Months Ended December 31,                    Six Months Ended December 31,
               -----------------------------------------------     --------------------------------------------
                  1997          %          1996            %         1997         %          1996          %
               -----------  ---------  -----------    --------     --------    -------     ---------     ------
Americas         $ 9,708          50%     $ 8,072          50%     $18,128          52%     $16,819          51%
Europe             7,230          37%       5,999          37%      12,142          35%      10,800          33%
Asia Pacific       2,419          13%       2,042          13%       4,618          13%       5,084          16%
                 -------     -------      -------     -------      -------     -------      -------     -------
Total            $19,357         100%     $16,113         100%     $34,888         100%     $32,703         100%
                 =======     =======      =======     =======      =======     =======      =======     =======

The increase in Americas revenues corresponds with the increase in Personal Creativity products, which are primarily only produced in English versions. The European increase resulted from the focus of adding to the Corporate sales force combined with the introduction of Windows Draw version 6.0. Despite the decline in the regional economies, Asia Pacific revenues increased primarily as a result of introducing Windows Draw version 6.0. The increases in Europe and Asia Pacific would have been $1.1 million greater if the exchange rates in effect during the second quarter of fiscal 1997 had been in effect during the second quarter of fiscal 1998. The Company expects the Americas and Europe to continue to increase in year-over-year comparisons, while the impact of the current economic situation in Asia Pacific is uncertain.

Cost of revenues for the three months ended December 31, 1997 were $5.5 million, or 28% of net revenues, compared to $5.3 million, or 33% of net revenues, for the three months ended December 31, 1996. Included in these amounts is amortization of capitalized software development costs and acquired product rights of $1.7 million in each of the respective periods. The increase in cost of revenues for the three months ended December 31, 1997 was attributable to the increase in volume of shipments and increased external royalties. The decline in cost of revenues as a percent of revenue resulted from a higher average selling price and resultant margin in the CreataCard product line due to the addition of a premium product, CreataCard Gold, as well as choosing lower cost components, such as compact disks instead of diskettes, and other cost control measures. The Company does not expect significant variability in cost of revenues as a percent of revenue in the near term.

Sales and marketing expenses for the three months ended December 31, 1997 were $9.9 million, or 51% of net revenues, compared to $8.8 million, or 55% of net revenues for the same period in the previous year. The increase in sales and marketing expense was attributable to increased advertising and promotional expenses related to the strong holiday selling season and compensation expenses for the increased corporate sales force. The Company expects that sales and marketing expenses will continue to decline as a percent of revenue.

General and administrative expenses for the three months ended December 31, 1997 were $1.6 million, or 8% of net revenues, compared to $2.5 million, or 15% of net revenues, for the three months ended December 31, 1996. This decrease was the result of the reductions in executive overhead, management layers, and external legal expenses, in addition to cost control measures. The prior year amount also includes non-recurring expenses related to the Company's chief executive and senior management searches. The Company expects general and administrative expenses to remain at approximately the current level for the near term.

Net research and development expenses for the three months ended December 31, 1997 were $1.8 million, or 9% of net revenues, compared to $1.6 million, or 10% of net revenues, for the quarter ended December 31, 1996. The increase in net research and development expenses was due to an increase in the number of development employees as well as ongoing development expenses resulting from the acquisition of AdvanEdge Technologies, Inc. ("AdvanEdge") on June 30, 1997. Gross research and development expenses, before capitalization, for the three months ended December 31, 1997 were $2.9 million, or 15% of net revenues, compared to $2.7 million, or 17% of net revenues for the quarter ended December 31, 1996. The Company expects research and development expenses to remain near the current level as a percent of revenue.

During the three months ended December 31, 1997, the Company capitalized approximately $1.1 million in software development costs and amortized approximately $0.9 million in software development costs. This compares to capitalization of $1.1 million and amortization of $1.1 million in the three months ended December 31, 1996.

For the three months ended December 31, 1997, interest income of $0.1 million declined compared to interest income of $0.2 million for the three months ended December 31, 1996. This decrease was a result of the decline in the Company's cash balance. Increased management of foreign currency exposures resulted in a foreign currency gain of $0.1 million for the three months ended December 31, 1997 compared to a foreign currency loss of $0.3 million for the three months ended December 31, 1996.

The Company's effective tax rate rose to 35% for the three months ended December 31, 1997 compared to 34% for the three months ended December 31, 1996. This increase was primarily the result of higher tax rates in the Company's international subsidiaries. The Company expects the effective tax rate to remain at approximately 35% for the remainder of the fiscal year.

For the six months ended December 31, 1997, net revenues of $34.9 million increased 7% compared with $32.7 million for the six months ended December 31, 1996. The Americas and Europe accounted for this increase due to the increased popularity of the CreataCard and Windows Draw product lines. These gains were partially offset by a decrease in Asia Pacific as a result of the decline of the retail sector of the Japanese economy and the timing of the product life cycle. If the exchange rates in effect during the first six months of fiscal 1997 had been in effect during the first six months of fiscal 1998, revenues would have been $2.1 million higher.

The loss from operations for the six months ended December 31, 1997 declined compared to the same period of the prior year due to the restructuring charge in fiscal 1997, increased revenue and margins, bringing sales and marketing expenses in closer alignment with revenues, and scaling back general and administrative expenses to a percent of revenue in line with industry averages, partially offset by increasing research and development spending. If the exchange rates in effect during the first six months of fiscal 1997 had been in effect during the first six months of fiscal 1998, net income would have been $0.5 million higher

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of $9.6 million and short-term investments of $3.6 million.

For the six months ended December 31, 1997, cash used in investing activities exceeded cash provided by operating and financing activities, resulting in a decrease of $1.5 million in cash and cash equivalents. Cash flows from operating activities generated $1.7 million in cash during the six months ended December 31, 1997. The cash provided by operating activities consisted primarily of depreciation and amortization of $4.3 million, partially offset by an increase in accounts receivable of $2.0 million and an increase in inventories of $0.6 million. Accounts receivable allowances increased primarily due to an increase in accrued rebates and an increase in return allowances in line with the seasonal increase in revenues.

Investing activities used $3.7 million in cash during the six months ended December 31, 1997 primarily due to capitalized software development costs and purchases of acquired product rights of $3.0 million as well as increases resulting from the acquisition of WebKnight for $0.5 million and purchases of fixed assets.

The Company believes that cash flow from operations as well as existing cash and short-term investments will be sufficient to meet the Company's capital requirements in the short term.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" (SFAS
130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This standard does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The effect of SFAS 130 on the Company has not been determined.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The effect of SFAS 131 on the Company has not been determined.

YEAR 2000 COSTS

The Company has undertaken a preliminary evaluation of its mission critical systems and believes that any costs that may arise to ensure functionality in the year 2000 would not be material. Likewise, the Company has evaluated its own products and has determined that all current products will function in the year 2000. Anyone may view a letter on this topic from Doug Richard, Micrografx President and CEO, on the Internet at www.mgxsupport.com.

FORWARD-LOOKING STATEMENTS

The Company notes that, with the exception of historical information, the matters discussed above are forward-looking statements that involve risks and uncertainties. Additional information on the factors that could affect the Company's financial results is included in the Company's 1997 Annual Report to Shareholders and other filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the length of time it takes new Enterprise sales associates to become productive, changes in the market or regional economies, foreign currency exchange rate variability, new products and announcements from Micrografx as well as other companies, changes in technology, and competition from larger, more established competitors.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on November 4, 1997, the following persons were elected to the Board of Directors:

                               Affirmative Votes       Votes Withheld
                               -----------------       --------------
Russell E. Hogg                    9,584,214               405,252
Eugene P. Beard                    9,585,664               403,802
Robert Kamerschen                  9,585,514               403,952
Seymour Merrin                     9,584,566               404,900
Douglas Richard                    9,582,720               406,746



The following proposals were also approved at the Company's Annual Meeting of Shareholders


                                                   Affirmative       Negative                             Broker
                                                      Votes           Votes           Abstentions         Non-votes
                                                     -------          -----           -----------         ---------

Amendment of the Company's 1995 Incentive           2,725,512         2,111,599           81,373           5,193,965
and Nonstatutory Stock Option Plan to
increase the number of shares of stock
subject to options annually granted to
the Company's employees from 1,500,000 shares
 to 2,600,000 shares.

Amendment to the Micrografx, Inc. Employee          3,423,512         1,397,664           97,308           5,193,965
Stock Purchase Plan in order to increase
the number of shares of stock authorized for
issuance under such plan from
800,000 to 1,300,000 shares.


                                                      Affirmative         Negative                             Broker
                                                          Votes             Votes          Abstentions         Non-votes
                                                          -----             -----          -----------         ---------

Amendments to the Company's 1995 Director                4,154,436          609,190            86,858           5,261,965
Stock Option Plan (the "Plan") to (i)
increase the number of shares of Common Stock
authorized and reserved for issuance upon exercise
of options granted under the Plan from 300,000 shares
to 600,000 shares; (ii) increase the number of shares
subject to options annually granted under the Plan to
the Company's non-employee directors from 7,500 to
10,000 option shares; (iii) afford each non-employee
director the right to elect to receive stock options
under the Plan in lieu of cash directors' fees; and
(iv) provide for the immediate vesting of all
unexercisable options granted under the Plan upon the
occurrence of certain events resulting in a change of
control of the Company.

Appointment of Ernst & Young LLP as                      9,927,350           34,258            27,858            122,983
independent public accountants for the
Company.



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

                                             MICROGRAFX, INC.



Date:    February 12, 1998                   By  /s/ Larry G. Morris
                                                 --------------------
                                                 Larry G. Morris
                                                 Chief Financial Officer
                                                 and Treasurer

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER              DESCRIPTION
     -------             ------------

       27. The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.