Form 10-Q
period 1998-03-31
MICROGRAFX INC
filed 1998-05-15
CIK 756497

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

                  For the quarterly period ended March 31, 1998

                                       or

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

     As of April 30, 1998, 10,816,074 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                         PAGE
                                     PART I.                                             ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of                             3
                  March 31, 1998 and June 30, 1997

                  Consolidated Statements of Operations for the three and                 4
                  nine months ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows for the                 5
                  nine months ended March 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements                    6

Item 2.           Management's Discussion and Analysis of Financial                       7
                  Condition and Results of Operations

                                    PART II.

Item 1.           Legal Proceedings                                                      13

Item 6.           Exhibits and Reports on Form 8-K                                       13

                  Signatures                                                             14

                                MICROGRAFX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        MARCH 31,     JUNE 30,
                                                                          1998         1997
                                                                      -----------    --------
                                                                      (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                           $10,552     $11,150
     Short-term investments                                                3,144       3,615
     Accounts receivable, less allowances of $3,680 and $4,131            12,167       9,610
     Inventories                                                           1,470       1,287
     Other current assets                                                  1,530       1,445

                                                                         -------     -------
         Total current assets                                             28,863      27,107

Property and equipment, net                                                2,046       2,703

Capitalized software development costs
     and acquired product rights, net                                      7,080       6,865

Other assets                                                               2,972       2,437

                                                                         -------     -------
         Total assets                                                    $40,961     $39,112
                                                                         =======     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable                                          $ 6,706     $ 7,227
     Other accrued liabilities                                             7,451       6,943

                                                                         -------     -------
         Total current liabilities                                        14,157      14,170

Noncurrent notes payable and other liabilities                             1,412       1,414

Shareholders' equity                                                      25,392      23,528

                                                                         -------     -------
         Total liabilities and shareholders' equity                      $40,961     $39,112
                                                                         =======     =======


      See accompanying notes.

                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MARCH 31,                   MARCH 31,
                                                      ---------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------     --------      --------

Net revenues                                          $ 17,262      $ 17,124     $ 52,150      $ 49,827
Cost of revenues                                         4,754         5,134       14,968        15,076
                                                      --------      --------     --------      --------
     Gross profit                                       12,508        11,990       37,182        34,751

Operating expenses:
   Sales and marketing                                   8,325         8,373       26,215        25,104
   General and administrative                            1,528         1,667        4,598         6,103
   Research and development                              2,364         1,737        6,367         5,170
   Restructuring charge                                   --            --           --           1,964
                                                      --------      --------     --------      --------
        Total operating expenses                        12,217        11,777       37,180        38,341

                                                      --------      --------     --------      --------
Income (loss) from operations                              291           213            2        (3,590)

Non operating expense (income)                             (54)           30         (360)         (137)

                                                      --------      --------     --------      --------
Income (loss) before income taxes                          345           183          362        (3,453)

Income tax provision (benefit)                             121            62          127        (1,174)

                                                      --------      --------     --------      --------
Net income (loss)                                     $    224      $    121     $    235      $ (2,279)
                                                      ========      ========     ========      ========

Basic and diluted income (loss) per share             $   0.02      $   0.01     $   0.02      $  (0.22)
                                                      ========      ========     ========      ========

Shares used in computing income (loss) per share:
     Basic                                              10,636        10,235       10,547        10,232
                                                      ========      ========     ========      ========
     Diluted                                            11,513        10,241       11,153        10,232
                                                      ========      ========     ========      ========


See accompanying notes.

                                MICROGRAFX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                          NINE MONTHS ENDED MARCH 31,
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------

Net cash flows from operating activities                    $  3,007      $  3,795

Cash flows from investing activities:
     Proceeds from maturities of short-term investments        3,003         7,710
     Purchases of short-term investments                      (2,533)       (7,419)
     Capitalization of software development costs and
         purchases of acquired product rights                 (4,627)       (5,921)
     Purchases of property and equipment                        (830)       (1,335)
     Other                                                      (250)         --
                                                            --------      --------
              Net cash used in investing activities           (5,237)       (6,965)

Net cash flows from financing activities:
     Proceeds from employee stock plans                        1,856           398
     Other                                                      --             (52)
                                                            --------      --------
              Net cash provided by financing activities        1,856           346

Effect of exchange rates on cash and cash equivalents           (224)           22
                                                            --------      --------

Net decrease in cash and cash equivalents                       (598)       (2,802)
Cash and cash equivalents, beginning of period                11,150        13,790
                                                            --------      --------
Cash and cash equivalents, end of period                    $ 10,552      $ 10,988
                                                            ========      ========

      See accompanying notes.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at March 31, 1998, and for the three and nine-month periods ended March 31, 1998 and 1997 are unaudited, but reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, included in the 1997 Annual Report to Shareholders. The results of operations for the periods ended March 31, 1998, are not necessarily indicative of results to be expected for the year ending June 30, 1998.

INVENTORIES
Inventories consist of the following (in thousands):

                                     March 31, 1998                 June 30, 1997
                                -------------------------      -------------------------

         Raw materials                $       977                     $     822
         Finished goods                       493                           465
                                -------------------------      -------------------------
                                      $     1,470                     $   1,287
                                =========================      =========================

FOREIGN FORWARD EXCHANGE CONTRACTS
At March 31, 1998, the Company had one forward exchange contract outstanding to sell 30 million yen for approximately $0.2 million expiring April 1998. The Company also had two option contracts outstanding, each to sell 100 million yen for approximately $0.8 million, expiring in May and July 1998. The difference between the carrying amount and the current market settlement value of the contracts was not significant.

INCOME (LOSS) PER SHARE
Income (loss) per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.


                                                  Three Months Ended          Nine Months Ended
                                                       March 31,                 March 31,
                                                 --------------------     ----------------------
                                                   1998        1997          1998         1997
                                                ---------    --------     ---------     --------
Numerator:
  Net income (loss)                             $    224     $    121     $     235     $ (2,279)


Denominator:
  Denominator for basic earnings per              10,636       10,235        10,547       10,232
       share - weighted average shares
  Effect of dilutive employee stock options          877            6           606         --
                                                --------     --------     ---------     --------
  Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions             11,513       10,241        11,153       10,232
                                                ========     ========     =========     ========

Basic and diluted income per share              $   0.02     $   0.01     $    0.02     $  (0.22)
                                                ========     ========     =========     ========

                                MICROGRAFX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc., ("Micrografx" or the "Company") develops and markets enterprise graphics and personal creativity software. The Company sells and distributes its products directly and through a network of distributors, value-added resellers, and original equipment manufacturer customers.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.


                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                          MARCH 31,          MARCH 31,
                                      ---------------     ---------------
                                       1998      1997      1998      1997
                                      -----     -----     -----     -----

Net revenues                           100%      100%      100%      100%
Cost of revenues                        27%       30%       29%       30%
                                      ----      ----      ----      ----
Gross profit                            73%       70%       71%       70%

Operating expenses:
   Sales and marketing                  48%       49%       50%       50%
   General and administrative            9%       10%        9%       12%
   Research and development             14%       10%       12%       11%
   Restructuring charge                 --        --        --         4%
                                      ----      ----      ----      ----
Total operating expenses                71%       69%       71%       77%

Income (loss) from operations            2%        1%       --        (7%)

Non operating (income) expense          --        --         1%        --

Income (loss) before income taxes        2%        1%        1%       (7%)

Income taxes                             1%       --        --        (2%)

Net income (loss)                        1%        1%        1%       (5%)

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The Enterprise Graphics category includes Micrografx FlowCharter(TM), Optima(TM), Micrografx Graphics Suite(TM), Small Business Graphics and Print Studio(TM), Micrografx Designer(TM), and Designer Power Pack. The Web Graphics category includes Webtricity(TM), Simply3D(TM), Picture Publisher(R), PhotoMagic(R), Instant 3D(TM), and Visual Reality(R). The Personal Creativity category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM)Art Studio(TM)2, and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either Enterprise Graphics or Personal Creativity depending on the Company's assessment of the market or channel into which the product is sold.

                               Three Months Ended March 31,                         Nine Months Ended March 31,
                        --------------------------------------------     -----------------------------------------------
                          1998          %         1997          %          1998           %          1997           %
                        -------     -------      -------     -------      -------      -------      -------      -------

Enterprise Graphics     $10,044          58%     $10,836          63%     $28,367           54%     $31,179           63%
Web Graphics              2,446          14%       1,738          10%       7,074           14%       3,990            8%
Personal Creativity       4,772          28%       4,550          27%      16,709           32%      14,658           29%
                        -------     -------      -------     -------      -------      -------      -------      -------
Total                   $17,262         100%     $17,124         100%     $52,150          100%     $49,827          100%
                        =======     =======      =======     =======      =======      =======      =======      =======

For the three months ended March 31, 1998, revenues increased slightly versus the same period of the prior year. If the exchange rates in effect during the third quarter of fiscal 1997 had been in effect during the third quarter of fiscal 1998, revenues would have been $0.6 million higher. This exchange rate impact resulted from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income was reduced and net income would have been $0.2 million higher. The Company expects unfavorable exchange rate comparisons through the end of the current year, however the amount of the impact is expected to decline.

The decline in Enterprise Graphics revenues resulted from the decline in Graphics Suite revenue due to de-emphasizing the retail distribution of the product and emphasizing the corporate reseller distribution and licensing of the product which have higher gross profit margins than the retail distribution channel. The decline in Enterprise Graphics revenues also resulted from the decline in the Japanese economy and continuing decline in legacy products such as Small Business Graphics and Print Studio and Designer Power Pack as well as approximately $0.5 million of the aforementioned exchange rate impact. These declines were partially offset by increased revenues from FlowCharter and Optima resulting from the Company's increased focus on corporate customers and the process management market. During the quarter ended March 31, 1998, revenue from Graphics Suite and the standalone versions of FlowCharter each represented more than 25% of the Company's Enterprise Graphics revenues. One of the Company's primary objectives is to focus on increasing Enterprise Graphics revenues. To meet this objective, Micrografx has significantly increased the number of corporate salespeople over the past year. The rate of revenue growth in this category, though, is difficult to predict with any accuracy and may be uncertain due to the long sales cycle in obtaining corporate customers, which typically ranges from 6 to 18 months. Additionally, the Company typically sells an initial license for a certain introductory level of copies of the software to corporate customers with the strategy that the customer will continue to increase usage and purchase additional licenses over time, giving an annuity effect to the license revenue. The Company has begun to see positive results from this strategy, but there is no assurance that this strategy will be successful.

The growth in the Company's Web Graphics revenues resulted from the release of new products as well as on-going license agreements with original equipment manufacturers. During the third quarter of fiscal 1998, the Company released Simply3D version 3.0 and Picture Publisher version 8.0. The previous versions of these products were released in March and June of 1997, respectively. Partially offsetting these increases was a decline in sales of Webtricity, which was introduced in February 1997,with version 2.0 due to be released in the fourth quarter of fiscal 1998. The Company expects continued year-over-year growth in this category in the fourth quarter of fiscal 1998.

The increase in Personal Creativity revenues resulted from the increased popularity of the Company's CreataCard and Windows Draw products. The Company extended its market share leadership in the greeting card software category during the quarter. These gains were mostly offset by the loss of approximately $1.0 million in revenues resulting from the termination of the Company's right to distribute its products licensed under the Crayola brand name in the third quarter of fiscal 1997. Due to competitive pressures and the high level of seasonality of Personal Creativity revenues, the Company expects these revenues to decrease in absolute dollars as well as a percent of revenue through the end of the fiscal year. Further, the Company's CreataCard products are distributed under a license agreement with American Greetings Corporation, which expires in August 1999, and upon expiration of the license, the Company's rights to distribute the CreataCard products will end in February 2000. Micrografx and American Greetings have recently agreed that the license agreement will not be renewed. The Company views the discontinuation of the CreataCard product line as a change in line with its strategic direction which is to focus on sales of its enterprise products to corporate accounts. See "American Greetings License Agreement," below.

Revenues by geographical region for the three and nine months ended March 31, 1998 and 1997, were as follows:

                       Three Months Ended March 31,                   Nine Months Ended March 31,
                 -----------------------------------------     ------------------------------------------
                    1998         %        1997        %           1998        %         1997        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
    Americas       $   9,507     55%     $  9,324      54%      $  27,635      53%    $  26,143      52%
    Europe             6,446     37%        5,422      32%         18,588      36%       16,222      33%
    Asia Pacific       1,309      8%        2,378      14%          5,927      11%        7,462      15%
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
    Total           $ 17,262    100%     $ 17,124     100%       $ 52,150     100%     $ 49,827     100%
                 ============  ======  ===========  =======    ===========  =======  ===========  =======

The increase in Americas revenues corresponds with the increase in Personal Creativity products, which are primarily produced in English versions. The European increase resulted from the focus of adding to the Corporate sales force combined with an increase related to the second quarter introduction of Windows Draw version 6.0. Asia Pacific revenues decreased as a result of the decline of the retail sector of the Japanese economy. Revenues in Europe and Asia Pacific would have been $0.6 million greater if the exchange rates in effect during the third quarter of fiscal 1997 had been in effect during the third quarter of fiscal 1998. The Company expects the Americas and Europe to continue to increase in year-over-year comparisons, while the impact of the current economic situation in Asia Pacific is uncertain.

Cost of revenues for the three months ended March 31, 1998, were $4.8 million, or 27% of net revenues, compared to $5.1 million, or 30% of net revenues, for the three months ended March 31, 1997. Included in these amounts is amortization of capitalized software development costs and acquired product rights of $1.5 million and $1.6 million in each of the respective periods. The decrease in cost of revenues for the three months ended March 31, 1998, was attributable to the increase in enterprise multi-user licensing, which generally consists of a limited number of copies of a product provided to a company to serve all its users. Also contributing to the improvement is the Company's choice of lower cost components, such as compact disks instead of diskettes, and other cost control measures. These improvements were partially offset by increased external royalties. The Company does not expect significant variability in cost of revenues as a percent of revenue in the near term.

Sales and marketing expenses for the three months ended March 31, 1998, were $8.3 million, or 48% of net revenues, compared to $8.4 million, or 49% of net revenues for the same period in the previous fiscal year. The increase in sales and marketing expense was attributable to compensation expenses for the increased corporate sales force mostly offset by the containment of advertising and promotional expenses in line with revenue. The Company expects that sales and marketing expenses will continue to decline as a percent of revenue.

General and administrative expenses for the three months ended March 31, 1998 were $1.5 million, or 9% of net revenues, compared to $1.7 million, or 10% of net revenues, for the three months ended March 31, 1997. This decrease was the result of reductions in external legal expenses, in addition to cost management efforts. The Company expects general and administrative expenses to remain at approximately the current level for the near term.

Net research and development expenses for the three months ended March 31, 1998 were $2.4 million, or 14% of net revenues, compared to $1.7 million, or 10% of net revenues, for the quarter ended March 31, 1997. The increase in net research and development expenses was due to an increase in the number of development employees as well as ongoing development expenses resulting from the acquisition of AdvanEdge Technologies, Inc., on June 30, 1997, and WebKnight Inc., on December 31, 1997. Gross research and development expenses, before capitalization, for the three months ended March 31, 1998, were $3.3 million, or 19% of net revenues, compared to $2.7 million, or 15% of net revenues for the quarter ended March 31, 1997. The Company expects research and development expenses to remain near the current level as a percent of revenue for the near term.

During the three months ended March 31, 1998, the Company capitalized approximately $0.9 million in software development costs and amortized approximately $0.8 million in software development costs. This compares to capitalization of $0.9 million and amortization of $0.9 million in the three months ended March 31, 1997.

For the three months ended March 31, 1998, interest income of $0.1 million declined compared to interest income of $0.2 million for the three months ended March 31, 1997. This decrease was a result of the decline in the Company's cash balance. Increased management of foreign currency exposures resulted in an insignificant foreign currency loss for the three months ended March 31, 1998, compared to a foreign currency loss of $0.2 million for the three months ended March 31, 1997.

The Company's effective tax rate rose to 35% for the three months ended March 31, 1998, compared to 34% for the three months ended March 31, 1997. This increase was primarily the result of higher tax rates in the Company's international subsidiaries. The Company expects the effective tax rate to remain at approximately 35% for the remainder of the fiscal year.

For the nine months ended March 31, 1998, net revenues of $52.2 million increased 5% compared with $49.8 million for the nine months ended March 31, 1997. The increase in the Americas resulted from the increased popularity of the CreataCard and Windows Draw product lines, which was more than offset by decreases resulting from the end of license agreements related to the Hallmark and Crayola products. The increase in Europe resulted from the focus on Enterprise Graphics. These gains were partially offset by a decrease in Asia Pacific as a result of the decline of the retail sector of the Japanese economy and the timing of the product life cycle. If the exchange rates in effect during the first nine months of fiscal 1997 had been in effect during the first nine months of fiscal 1998, revenues would have been $2.7 million higher.

Income from operations for the nine months ended March 31, 1998, improved compared to the same period of the prior fiscal year due to the restructuring charge in fiscal 1997, increased revenue and margins, bringing sales and marketing expenses in closer alignment with revenues, and scaling back general and administrative expenses to a percent of revenue in line with industry averages, partially offset by increasing research and development spending. If the exchange rates in effect during the first nine months of fiscal 1997 had been in effect during the first nine months of fiscal 1998, net income would have been $0.7 million higher

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $10.6 million and short-term investments of $3.1 million.

For the nine months ended March 31, 1998, cash used in investing activities exceeded cash provided by operating and financing activities, resulting in a decrease of $0.6 million in cash and cash equivalents. Cash flows from operating activities generated $3.0 million in cash during the nine months ended March 31, 1998. The cash provided by operating activities consisted primarily of depreciation and amortization of $6.4 million, partially offset by an increase in accounts receivable of $2.6 million and an increase in inventories of $0.2 million. Accounts receivable allowances decreased primarily due to a decrease in accrued rebates and a decrease in return allowances due to timing of the product life cycle of the Company's Personal Creativity products.

Investing activities used $5.2 million in cash during the nine months ended March 31, 1998, primarily due to capitalized software development costs and purchases of acquired product rights of $4.6 million as well as increases resulting from the acquisition of WebKnight for $0.5 million and purchases of fixed assets.

The Company believes that cash flow from operations as well as existing cash and short-term investments will be sufficient to meet the Company's capital requirements in the short term.

AMERICAN GREETINGS LICENSE AGREEMENT

Micrografx and American Greetings Corporation, Inc., have recently agreed not to renew their licensing agreement for the CreataCard products. The current agreement expires in August 1999 and the Company has the right to distribute the product through February 2000. As of the date of this filing, the Company is evaluating its options with respect to the CreataCard products. Micrografx views the discontinuation of the CreataCard product line as a change in line with its strategic direction which is to focus on sales of its enterprise products to corporate accounts.

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

YEAR 2000 COSTS

The Company has undertaken a preliminary evaluation of its mission critical systems and believes that any costs that may arise to ensure functionality in the year 2000 would not be material. Likewise, the Company has evaluated its own products and has determined that all current products will function in the year 2000. Anyone may view a letter on this topic from Douglas Richard, Micrografx President and CEO, on the Internet at www.mgxsupport.com.

FORWARD-LOOKING STATEMENTS

The Company notes that, with the exception of historical information, the matters discussed above are forward-looking statements that involve risks and uncertainties. Additional information on the factors that could affect the Company's financial results is included in the Company's 1997 Annual Report to Shareholders and other filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the termination of the license agreement with American Greetings, the length of time it takes new Enterprise sales associates to become productive, changes in the market or regional economies, foreign currency exchange rate variability, new products and announcements from Micrografx as well as other companies, changes in technology, and competition from larger, more established competitors.

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

                                              MICROGRAFX, INC.



Date:    May 15, 1998                         By    /s/ Larry G. Morris
                                                 ----------------------
                                              Larry G. Morris
                                              Chief Financial Officer
                                              and Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                  DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule