Form 10-K405
period 1998-06-30
MICROGRAFX INC
filed 1998-09-23
CIK 756497

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-18708

                                   ----------

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

                                   ----------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant at August 31, 1998, was approximately $98,812,917.

On August 31, 1998, there were 11,123,607 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held November 5, 1998 are incorporated by reference into Part III.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                                  PART I.

Item 1.       Business......................................................................1

Item 2.       Properties...................................................................10

Item 3.       Legal Proceedings............................................................11

Item 4.       Submission of Matters to a Vote of Security Holders..........................11

                                                 PART II.

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................................11

Item 6.       Selected Financial Data......................................................12

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................................13

Item 8.       Financial Statements and Supplementary Data..................................27

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................................46

                                                 PART III.

Item 10.      Directors and Executive Officers of the Registrant...........................46

Item 11.      Executive Compensation.......................................................46

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management...............................................................46

Item 13.      Certain Relationships and Related Transactions...............................46

                                                 PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............46

Item 14 (a)   Index to Financial Statements and Financial Statement Schedules..............46

              Signatures...................................................................50

              Financial Statement Schedule ................................................52

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


GENERAL

Micrografx, Inc. ("Micrografx" or the "Company") develops and markets graphics software that serves to make complex problems simple by making graphics intelligent so people can gain insight and visualize solutions. The Company is focusing on graphics applications software products for business use in three target categories: process management, corporate graphics, and network design applications, which are capable of managing all the graphic imagery for the world's largest corporations. Additionally, the Company seeks to leverage its strong technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, in addition to its business graphics software, the Company has also developed and marketed products for the personal creativity consumer market. Micrografx has been one of the premier companies competing in this market with such popular titles as Crayola(TM) Art Studio(TM), Hallmark Connections(TM) Card Studio(TM), American Greetings(R) CreataCard(R) Plus(TM) and CreataCard(R) Gold(TM), and Windows Draw(R). In light of recent consolidation in the consumer software market, as well as extremely aggressive retail programs from competitors, the Company has chosen to shift its resources to the more rapidly growing enterprise graphics market.

As a result and in line with its objective to leverage its strong technology base, the Company formed a strategic relationship with Cendant Software Corporation ("Cendant") effective June 30, 1998, whereby Micrografx has licensed Cendant a series of core personal creativity graphics technologies, information relating to the customers who have purchased products based on the aforementioned technologies, marketing information related to those products, and certain associated intellectual property rights. Additionally, Micrografx has entered into a combination of worldwide publishing and distribution agreements with Cendant for two personal creativity software titles, Windows Draw(R)Print Studio(R) and Micrografx SnapShot(R). The agreements with Cendant allow the Company to make significant progress in de-emphasizing the consumer software market.

Effective August 31, 1998, Micrografx entered into an agreement that assigned the Company's distribution rights to American Greetings CreataCard Gold and CreataCard Plus to The Learning Company ("TLC"). This assignment of rights to TLC concludes all contractual responsibilities and settles all contractual issues between Micrografx and American Greetings Corporation ("American Greetings"). With this assignment, the Company has completed its de-emphasis of the consumer marketplace in order to focus on its business graphics software.

The Company was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of the Company are located at 1303 E. Arapaho Road, Richardson, Texas, 75081, and its telephone number is (972) 234-1769. The Company's U.S. operations are based in Richardson, Texas, with development offices located in Los Angeles, California and Portland, Oregon. International subsidiaries are located in the United Kingdom, France, Germany, Italy, The Netherlands, Australia, and Japan.

BUSINESS STRATEGY AND PRODUCTS

The Company competes in the business graphics segment of the software market with products that are targeted toward corporate needs for process management, corporate graphics, and network design. Additionally, the Company seeks to partner with organizations to maximize the value of its technology base. The Company's products are designed for personal computers utilizing the Microsoft Windows(R) operating environments, which include Windows 3.1, Windows 95, Windows 98, and Windows NT.

Due to the rapid change in technology related to personal computers and competitive market conditions, the Company is continually updating and refining its products. To keep pace with the market, the Company seeks to release new versions of its products every 18 to 24 months. Significant versions and the release date for English versions of the Company's products are discussed below with the product to which it relates.

PROCESS MANAGEMENT

Every business has key processes that can be broken down into smaller processes, each eventually describing specific activities across the organization. Business process management tools exist to help management supervise this key sequence of events and to assist the organization perform at optimal levels. Benefits of this effort may include faster time to market with products, improved cost effectiveness, and increased product quality. Today, most businesses address these issues in the context of a single department or project. While this by-department or by-project methodology can yield short-term success, it is a self-limiting approach. Strategic process management delves deeper by providing a disciplined, systematic approach with the potential to yield greater long-term benefits across departments and functional areas of the organization.

The Company believes that graphical visualization software tools provide the best way to document and communicate process information, allowing people to comprehend more information, and mentally process more complexity, than was possible before. Sophisticated process management tools - when used to their fullest potential - can add significant value, extending far beyond electronic processes. These tools can be used to assess all of the critical factors (such as cycle times, costs, etc.) tied to each step in any kind of process, and can reveal ways to make the system faster, more cost-effective, more efficient or quality oriented, or any combination of these.

Process management is a cycle that occurs in three stages: documentation, improvement, and management. The purpose of the documentation stage is to create a snapshot of how the business operates today. This stage can be the most labor-intensive, often requiring a great deal of information gathering and data entry. The best tools for this stage make input intuitive and fast. Documentation can be made far more efficient by drawing the process rather than manually writing out each process. Also, when the process must be communicated to others, the Company believes that it is far easier for the human mind to digest and understand the flow of a process when it is presented visually.

The improvement stage addresses such issues as lowering costs, reducing time-to-market, and improving quality. In some cases, just the act of documentation identifies obvious inefficiencies that can be easily remedied. Aside from the obvious process flaws that reveal themselves, however, process simulation is the cornerstone of process improvement initiatives. Process simulation tools allow users to enter key variables and constraints into a process flow, run the simulation, then see where inefficiencies lie. Simulation also allows for "what-if" analysis to determine the optimal solution in a process.

The highest level of sophistication in process management is the management of all an organization's process information by providing efficient storage, access, and distribution systems across an organization. At this point, the question is no longer "What is the best process?" but rather "How can I apply this best process so that it is utilized across my organization consistently?"

Micrografx provides the tools for each stage of the cycle:

FLOWCHARTER(R) provides a solid, leading-edge technology base for Micrografx's ongoing process management tool development initiatives. Below the surface, FlowCharter incorporates one of the industry's most advanced graphics engines, with superior display and printing technologies designed specifically for the needs of process management. FlowCharter creates powerful, interactive diagrams of business processes, workflow, computer networks, Web sites, and databases among others. FlowCharter also incorporates Living FlowChart(TM) technology that transforms static diagrams into dynamic, interactive processes. FlowCharter version 7 was released in January 1997, with significant features added in September 1997.

ENTERPRISECHARTER(TM) illustrates the customizability that is available through the FlowCharter product. EnterpriseCharter provides a true process management front end to SAP R/3, giving management an accessible tool that facilitates the process management needs demanded by the typical R/3 deployment. EnterpriseCharter eases the implementation, improves communication, and provides an integrated and powerful set of graphical tools for visualizing, documenting, and implementing SAP R/3. EnterpriseCharter is a plug-in module for FlowCharter that gives users the ability to generate, view, modify, customize, save, and distribute Event-driven Process Chain (EPC) diagrams from the R/3 reference model - independent of the actual R/3 system. With EnterpriseCharter, users have full access to comprehensive diagrams of SAP R/3 business practices, or EPCs, for configuration, communication, training, documentation, and more. EnterpriseCharter version 1 was released in February 1998 and version 4 (for SAP R/3 version 4) was released in June 1998.

OPTIMA(R) is the first process management tool that wraps an easy-to-use interface around a high-end process simulation engine. Optima provides robust modeling and simulation capabilities for companies striving to improve internal processes. Optima is designed to model business processes and perform "what-if" simulations on most business scenarios, allowing the management team to analyze and experiment with company processes without directly impacting the business. Customers are using Optima to communicate about processes, reduce cycle times, eliminate bottlenecks, understand capacity constraints, re-deploy limited resources, and more. Optima 2.5 was released in March 1998.

ISOCHARTER(TM) is a knowledge extension for the FlowCharter product family, adding a wealth of pre-designed archetypal process maps to greatly increase the speed of process documentation for ISO registration. The Company has partnered with EtQ to create this product that contains volumes of real-world ISO registration. ISOCharter is a complete, all-in-one-box solution for companies involved in any step of the registration process.
ISOCharter was released in April 1998.

CORPORATE GRAPHICS

The computer graphics industry blossomed in the mid- to late-80's with professional graphics software for the Macintosh-centric desktop publishing, advertising, and graphic design markets. Then, graphics required high powered and high-priced computers that were specific to the needs of graphics, but lacked the software, networking functionality, configurations, and pricing that were required by the enterprise.

Much has changed in the landscape of enterprise computing landscape since then, and today, technology has reached the point where the idea of enterprise graphics can now become a reality. Today, even entry-level computers have the processing power required to create sophisticated, high-quality graphics. Furthermore, the graphical user interface of the standardized 32-bit Microsoft desktop has made it possible for any level of user to be able to investigate and use graphics to convey information and data.

The advent of low-cost, high-quality color printing, scanning, and photography has also placed every imaginable graphics input tool within easy, affordable reach of the average user--even for occasional use. And perhaps most importantly, the Internet has emerged as a global graphical communications conduit, allowing people to publish to the entire globe for pennies, instead of thousands of dollars. The need for computer-based visual communications solutions is now more apparent than ever.

In order to reach the enterprise markets with graphics software, however, the tools must conform to the special needs of the enterprise, rather than the single-user creative artist. Business users are accustomed to using best-of-breed products, but have neither the time, nor the job description, required to support tools taken from the professional graphics world. Micrografx provides best-of-breed solutions for every graphics need, while maintaining the ease of use and full Microsoft Office compatibility demanded by the enterprise buyer. Plus, the product provides full support for deployment via the network, offering a variety of options that give the IT manager the highest possible level of control over enterprise computing resources.

Future developments of Micrografx's applications will allow the product to reach greater user constituency, providing relevant solutions for an even wider variety of users across the enterprise. Micrografx's strategy to reach the corporation involves addressing a number of distinct needs, including interoperability with mission-critical applications (including, but not limited to, Microsoft Office), the requirement for a corporation to maintain internal graphics standards, powerful desktop learning systems, and customizability, so that every organization can deploy graphics tools specific to their needs.

Micrografx provides the following corporate graphics tools:

GRAPHICS SUITE(TM) is a robust suite of four state-of-the-art software applications: Picture Publisher(R), Simply3D(TM), Designer(TM), and FlowCharter. Graphics Suite 2 Enterprise was released in December 1997.

PICTURE PUBLISHER, the long-time leader in easy-to-use, yet powerful, full-featured image editing, now provides full functionality for creating compelling Web pages. Picture Publisher contains 10,000 stock photos and clip art images, 500 seamless Internet textures, 250 TrueType(TM) fonts, as well as effects, filters, creative macros, templates, interactive wizards, and on-line tutorials. Picture Publisher 8 was released in February 1998.

SIMPLY3D, an innovative, intuitive tool, takes three-dimensional ("3D") technical power from simple logos to complex, micron-accurate technical illustrations, with rendering and animation easy enough for the occasional user. Simply3D allows the user to create professional-quality 3D text, Web graphics, and animations for all kinds of projects, including web sites, print, video, multimedia, and even interactive 3D scenes for Microsoft PowerPoint(R) presentations. Simply3D contains 1,000 3D drag-and-drop objects and 800 professional-quality textures as well as many lighting setups, animations, and deformations. Simply3D 3 was released in February 1998.

WEBTRICITY(TM) is a suite of four powerful, professional-level applications that give users the ability to make compelling graphics and animation for the Web. The Suite includes Picture Publisher, Simply3D, Windows Draw, and Media Manager(R). Webtricity 2 was released in May 1998.

NETWORK DESIGN

The universal shortage of qualified network support staff is among the most recognized information technology ("IT") problems in corporate America today. Lean network organizations often lack comprehensive and accurate information about their networks. Without this basic knowledge, the frequency and length of network downtime often increases, and troubleshooting becomes difficult, time-consuming, and costly.

Complicating matters is an ever-growing demand to support more network-based applications with rapidly evolving network technologies and increasing network complexity. There is no systematic way to plan for network changes or select products to be sure they will meet future network requirements. This insatiable demand for change and the proliferation of new products can overwhelm the best run networking organization, relegating to the back burner the fundamental need to know a network's composition.

Network professionals lack sufficient time to prudently implement and maintain quality network documentation, despite its critical role in the network implementation process.

Though most network professionals would admit the importance of having up-to-date, accurate network information at their fingertips, time constraints and the lack of control over changes make this virtually impossible.

In many cases, they just do not have the time to create diagrams and comprehensive databases. While some have used generic drawing tools to establish a snapshot of the network design, they rarely have the opportunity to keep them current. Others use a variety of software designed to do everything from asset to network management. Unfortunately, one integrated solution to documenting the network does not exist. Combinations of drawing and database tools are often poorly integrated, require customization, lack a single support interface, and may be cost prohibitive.

Today's haphazard network mapping and tracking strategies hinder network professionals' efforts to simplify the task of meeting their users' demands for greater capacity, higher speeds and more uptime. The resulting stress placed on these professionals causes higher cost across the network design and maintenance spectrum. To improve the situation, network professionals need tools that:

o Allow them to automatically and accurately inventory and track the network composition;

o Provide a single source for comprehensive technical and configuration information for each device within the network that is tightly coupled to all diagrams and tables;

o Offer basic design assistance, validation, and documentation to select the best technology and accelerate a project's deployment;

o Generate advanced reports needed to facilitate interaction with organizational procedures and share network knowledge throughout the organization's intranet; and

o Enable easy editing, navigation, and validation all within a network-aware context.

Though the challenges facing most network professionals are daunting, properly designed network documentation will simplify the many tasks required to maintain and meet the ever-increasing demands placed on the network. At risk are not only the effectiveness of a valuable professional, but also, the ability of an organization to compete.

NETWORKCHARTER(TM) is the first product to integrate network discovery, design, and documentation understandably and affordably. This intelligent tool, which includes a 10,000+ device library, simplifies planning and reporting and extends the network expertise of network managers. It also enables consistent administration and reporting by local network managers. NetworkCharter incorporates high-end discovery capabilities with an object-oriented, data-rich device profiling system. Diagrams created in NetworkCharter are automatically enhanced with key device attributes and configuration rules, providing intelligent design assistance and problem assessment before a single cable is connected. NetworkCharter is geared for IT professionals, systems integrators, systems resellers, or others charged with maintaining, designing, configuring - or reconfiguring - computer networks. NetworkCharter will be released in the first half of the Company's fiscal year 1999.

TECHNOLOGY DEVELOPMENT AND LICENSING

Micrografx is using its library of graphics software in selective licensing and in the creation of solutions for specific market niches in response to client demand. As opportunities come along, Micrografx will continue to look for ways to build relationships with companies by licensing them the use of Micrografx-developed technologies for use in markets in which the Company does not compete. In doing so, the Company's strategy is not to sell the asset that has been developed, but only license the technology. In all cases thus far, the Company has retained the right to software source code that the Company has developed. The previously mentioned agreements with Cendant are representative of the type of transactions that fall into this business category.

LICENSING AND DISTRIBUTION AGREEMENTS

American Greetings Licensing and Development Agreement. Until August 31, 1998, the Company maintained a licensing agreement with American Greetings for products in the consumer greeting card market, pursuant to which the Company developed American Greetings CreataCard Plus and American Greetings CreataCard Gold. Under this agreement, the Company was required to pay American Greetings a quarterly fee for the right to use the trademark and certain creative content based upon sales of the American Greetings products. Effective August 31, 1998, Micrografx entered into an agreement that assigned the Company's distribution rights to American Greetings CreataCard Gold and CreataCard Plus to TLC. This assignment of rights to TLC concludes all contractual responsibilities and settles all contractual issues between Micrografx and American Greetings.

Cendant License Agreement. On June 30, 1998, the Company granted to Cendant a nonexclusive, irrevocable, perpetual, worldwide right and license to (a) a series of personal creativity graphics technologies, (b) information relating to the customers who have purchased products based on the aforementioned technologies, (c) marketing information related to those products, and (d) certain associated intellectual property rights. The Company retains ownership of all items licensed to Cendant but the Company has agreed not to compete with the products licensed to Cendant other than products marketed to business users.

Cendant Distribution Agreements. On June 30, 1998, the Company entered into two distribution agreements with Cendant; one in which Cendant guaranteed a minimum amount of revenue to the Company for its CreataCard products and the Company outsourced various production, sales, and marketing activities to Cendant; the other in which Cendant pays a fixed amount for the right to solely distribute the Company's Windows Draw product. The agreements expire on February 28, 2000. Subsequently, Micrografx and Cendant amended the CreataCard distribution agreement and Micrografx entered into an agreement with TLC which resulted in the transfer of distribution rights for the CreataCard products to TLC.

TLC License Agreement. Effective August 31, 1998, the Company entered into a license agreement with TLC for the Company's CreataCard software products. The agreement grants TLC the perpetual right to publish and distribute the CreataCard software products. The agreement, along with a parallel consent and settlement agreement entered into with American Greetings, assigned to TLC all of Micrografx's rights and responsibilities under its agreements with American Greetings.

ImageNet License Agreement. The Company has entered into a licensing agreement with ImageNet, Inc., ("ImageNet") for Network Design products NetworkCharter and NetworkCharter Pro. The Company has the right to distribute the products to end users and resellers but the Company does not own the source code. The Company pays ImageNet a quarterly fee for the right to distribute the software based upon sales of the NetworkCharter products, with provisions for certain minimum payments regardless of sales volume. The Company and ImageNet have also agreed to make a good faith effort to develop NetworkCharter products that utilize the Company's FlowCharter graphics engine. The agreement expires on April 30, 2001, and automatically renews for successive terms of one year each, unless terminated by either party prior to the expiration of the initial term.


LOCALIZATION

The Company localizes its business products for distribution in countries other than the United States, generally by translating user interfaces, packaging and marketing materials, and product documentation. Most of the Company's products have been localized into various languages including German, French, Japanese, Italian, and Spanish.

MARKETING AND DISTRIBUTION

The Company maintains sales organizations in most major markets of the world, including the United States, Germany, France, the United Kingdom, Italy, Australia and Japan. In addition, the Company has appointed agents in the Netherlands, Denmark, Switzerland, Spain and Poland. Approximately 47 percent of the Company's revenues were generated outside the United States in fiscal 1998, with 35 percent from Europe and 10 percent from Asia Pacific. See "Segment Information" in Notes to Consolidated Financial Statements included under Item 8 for geographical segmentation of revenues, operating results and identifiable assets.

The Company typically operates with very little backlog of unshipped orders, due to its capability to ship product within a few days of receipt of a purchase order. The Company distributes its products through the following channels: distributors and resellers, corporate sales force, direct to end users, and through original equipment manufacturers ("OEMs").

Distributors and resellers. The Company markets its products primarily through independent, non-exclusive distributors and resellers located in 36 countries around the world. Distributors include Computer 2000, Ingram Micro, Merisel, Inc., and Tech Data Corporation. Resellers include Corporate Software, Inc., Gruber Consultrade, MicroCenter, Inc., Snapp LLC, and Softmart, Inc. In fiscal 1998, sales to Ingram Micro and Tech Data each accounted for 19 percent of the Company's net revenues, while no other customer accounted for more than 10 percent of the Company's net revenues. In fiscal 1997, sales to Ingram Micro and Tech Data accounted for 22 percent and 16 percent of the Company's net revenues, respectively. The Company offers sales incentives, training, technical support, and promotional aids to some resellers. The Company has distributorship agreements with all distributors and resellers. These agreements are cancelable by either party with specified prior written notice, and none of these agreements contain minimum or required purchase commitments by the distributor or reseller.

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

Direct sales to end users. The Company promotes its products through direct marketing techniques designed to reach existing and potential customers, and one-on-many seminars and trade show events. Fulfillment of product to the end user is accomplished primarily through the services of third-party fulfillment companies located in the United States, Europe, and Japan.

Original Equipment Manufacturers. The Company licenses certain of its products to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with the OEM's equipment, typically personal computers, printers and scanners. During fiscal 1998, the Company had OEM agreements for its corporate graphics products with companies including Matrox Graphics, Landis & Gyr Powers, Seiko Epson, Plustek USA, Inc., Mustek, Inc., and Hewlett-Packard.

PROMOTION AND ADVERTISING

The Company's marketing organization is responsible for worldwide product marketing, planning, positioning, market strategy, and communicating marketing plans to the Company's sales offices. Local personnel in each sales territory develop the marketing mix by coordinating media placement, direct mail, public relations, and channel sales management. The Company utilizes outside agencies in the development of marketing literature, advertisements, brochures, demonstration diskettes, and packaging, and also uses the services of an outside public relations agency.

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


PRODUCT SUPPORT

The Company offers technical support to its customers through telephone support, Internet support and fax response. Technical support for the Company's business products is provided free for 30 days to customers beginning with the first phone call. Technical support after the grace period is provided on a charged basis through a priority access toll line, or by credit card charge or through a pre-purchased annual support plan. Technical support for the Company's consumer products is provided free on an unlimited basis. Technical support business hours are from 7:00 a.m. to 5:00 p.m. Central Standard Time Monday through Friday in the United States. Internet support is provided 24 hours a day, 7 days per week. The Company generally outsources product support activities to independent, third-party service providers in the United States, Europe, Japan, and Australia.


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

See "Consolidated Statements of Operations" and "Intangible Assets" in the Notes to Consolidated Financial Statements included under Item 8 for a discussion of research and development expenditures.


COMPETITION

The personal computer graphics software market is highly competitive. The Company's competitors include many independent applications software vendors, such as Adobe Systems Incorporated ("Adobe"), Corel Systems Corporation ("Corel"), Macromedia, Inc. ("Macromedia"), and Visio Corporation ("Visio"). The primary competitor for the Company's process management and network design products is Visio; and the primary competitors for the Company's corporate graphics products are Adobe, Corel, and Macromedia.

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


TRADEMARKS

Micrografx, the Micrografx logo, Picture Publisher, PhotoMagic, Optima, Micrografx FlowCharter, and Visual Reality are registered trademarks of Micrografx, Inc. Webtricity, Small Business Graphics and Print Studio, Micrografx Graphics Suite, Micrografx Media Manager, Micrografx Designer, ABC ToolKit, Simply 3D and Instant 3D are trademarks of Micrografx, Inc. American Greetings, CreataCard Gold, and CreataCard Plus are either registered trademarks or trademarks of American Greetings Corporation. ABC SnapGraphics is a trademark of Cardinal Technologies, used with permission. Crayola Amazing Art Adventure, Crayola Art Studio, and Crayola Art Studio 2 are trademarks of Binney & Smith. Crayola is a registered trademark of Binney & Smith, used with permission. Hallmark Connections and Card Studio are trademarks of Hallmark Licensing, Inc. Microsoft, Windows, and Windows Draw are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. All other products are trademarks or registered trademarks of their respective holders.


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


EMPLOYEES

As of June 30, 1998, the Company employed 346 associates, of which 138 were in product development, 152 in sales, marketing, and customer support, and 56 in finance, operations, and administration. The Company's continued success is dependent in part upon its ability to attract and retain qualified employees. Competition for employees in the software industry is intense. To date, the Company believes that it has been successful in its efforts to recruit and retain highly qualified employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

The executive officers of the Company are as follows:

NAME                      AGE      POSITION WITH THE COMPANY
----                      ---      -------------------------

Douglas M. Richard        40       President, Chief Executive Officer, and Interim Chief Financial Officer
Robert E. Gutekunst       39       Chief Technology Officer
Frank W. Childers         47       Executive Vice President of Global Sales
R. Edwin Pearce           44       Vice President Corporate Development, General Counsel and Secretary
Darryl R. Halbert         33       Vice President of Finance, Controller and Chief Accounting Officer

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

Robert E. Gutekunst was appointed Chief Technology Officer in August 1998. Mr. Gutekunst joined Micrografx in 1988 and has served in a number of development positions including Vice President of Development and Development Services, where he managed the overall research, development and design of new and existing products.

Frank W. Childers joined the Company in July 1998, as Executive Vice President of Global Sales. Prior to joining the Company, he spent 19 years in progressive sales management roles for Mentor Graphics Corporation, an electronic hardware and software design automation company.

R. Edwin Pearce joined the Company in June 1996 as Vice President Corporate Development, General Counsel and Secretary. Prior to joining the Company, he served since 1984 as Senior Vice President, General Counsel and Secretary for Hogan Systems Inc., a developer and marketer of computer software systems for the financial services and banking industries.

Darryl R. Halbert joined the Company in July 1996 as Controller, became Controller and Chief Accounting Officer in September 1996, and was appointed Vice President of Finance, Controller and Chief Accounting Officer in August 1998. Prior to joining the Company, he was a Senior Manager for Ernst & Young LLP, where he spent nine years in progressive audit roles.


ITEM 2.  PROPERTIES

The Company's headquarters are located in Richardson, Texas, and include approximately 67,000 square feet of leased space under an agreement that expires on August 31, 1999. The leased space is used for research and development, sales and marketing, manufacturing, operations, and administration. The Company currently leases office space for development and sales offices in Los Angeles, California; Portland, Oregon; and international sales offices in Woking, United Kingdom; Paris, France; Munich, Germany; Chatswood, Australia and Tokyo, Japan; and has a production control office in Venlo, the Netherlands.

On August 31, 1998, the Company entered into a lease agreement commencing July 1, 1999, for a new headquarters building in Allen, Texas. The new facility includes approximately 90,000 square feet and will be used in the same manner as the current building.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter ended June 30, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on NASDAQ/NMS under the symbol MGXI. As of June 30, 1998, there were 199 holders of record, which represents approximately 2,700 beneficial shareholders of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the three most recent fiscal years and has no intention of paying cash dividends in the foreseeable future.

The following are the high and low sale prices of the Company's stock per the NASDAQ National Market System:

QUARTER ENDED                               HIGH                          LOW
-------------                               ----                          ---

September 30, 1996                        $15.125                       $ 5.625
December 31, 1996                         $ 7.000                       $ 5.000
March 31, 1997                            $ 6.500                       $ 4.000
June 30, 1997                             $ 7.750                       $ 4.500
September 30, 1997                        $ 8.250                       $ 5.750
December 31, 1997                         $10.625                       $ 6.500
March 31, 1998                            $14.000                       $ 8.000
June 30, 1998                             $14.875                       $10.500

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS (in thousands, except per share data)(1)

                                                                            YEARS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                      1998          1997           1996          1995          1994
------------------------------------------------------------------------------------------------------------------------


Net revenues                                        $ 71,792      $ 64,862       $ 72,919      $ 64,345      $ 61,505

Income (loss) from operations                       $    373      $ (8,405)      $  1,078      $    529      $ (6,355)

Net income (loss)                                   $    607      $ (6,187)      $  1,112      $    695      $ (5,768)

Basic earnings (loss) per share                     $    .06      $  (0.60)      $   0.11      $   0.07      $  (0.64)

Diluted earnings (loss) per share                   $    .05      $  (0.60)      $   0.11      $   0.07      $  (0.64)

Shares used in computing basic earnings (loss)
     per share                                        10,613        10,342          9,798         9,455         8,986
Shares used in computing diluted earnings
    (loss) per share                                  11,055        10,342         10,136         9,480         8,986


BALANCE SHEET DATA (in thousands)(1)


                                                                            AS OF JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                      1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------


Cash and short-term investments                     $ 28,067      $ 14,765      $ 18,634      $ 16,641      $ 18,098

Working capital                                     $ 18,112      $ 12,937      $ 21,232      $ 16,726      $ 13,861

Total assets                                        $ 55,141      $ 39,112      $ 40,098      $ 39,290      $ 38,577

Total long-term liabilities                         $    410      $  1,414      $    684      $    903      $  1,152

Debt to banks                                       $   --        $   --        $   --        $    700      $  1,687

Shareholders' equity                                $ 28,570      $ 23,528      $ 29,105      $ 25,976      $ 23,711


----------

(1) On April 2, 1996, Micrografx, Inc. acquired Visual Software, Inc. in a stock-for-stock acquisition accounted for as a pooling of interests. The above financial data has been retroactively adjusted to include the results of Visual for all periods presented. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc. was founded in 1982 and incorporated in 1984 in the State of Texas. Micrografx is a global graphics software leader focused on three business categories: process management graphics, corporate graphics, and network design. Additionally, the Company seeks to leverage its strong technology base by partnering with organizations to maximize the distribution and value of its intellectual property. The Company sells and distributes its products directly and through a network of distributors, value-added resellers, OEM customers.

For the fiscal year ended June 30, 1998, the Company reported net revenues of $71.8 million, an increase of 11 percent from the $64.9 million for the year ended June 30, 1997. Net income for the year ended June 30, 1998 was $0.6 million, or $0.05 per diluted share. This compares to a net loss of $6.2 million, or $0.60 per diluted share, which includes the in-process research and development charge of $2.3 million, for fiscal 1997.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                                         YEARS ENDED JUNE 30,
                                                   ----------------------------------
                                                     1998        1997        1996
                                                   ----------  ----------  ----------

Net revenues                                         100%        100%         100%
Cost of revenues                                      30%         31%          24%
Gross profit                                          70%         69%          76%

Operating expenses:
   Sales and marketing                                48%         53%          49%
   General and administrative                         10%         12%          11%
   Research and development                           12%         11%          10%
   In-process research and development charge          -           3%           -
   Restructuring charges                               -           3%           -
   Acquisition charges                                 -           -            5%
Total operating expenses                              70%         82%          75%

Income (loss) from operations                          -         (13%)          1%

Non operating (income) expense                        (1%)        (1%)         (1%)

Income (loss) before income taxes                      1%        (12%)          2%

Income taxes                                           -          (2%)          1%

Net income (loss)                                      1%        (10%)          1%

FISCAL 1998 COMPARED TO FISCAL 1997

NET REVENUES

Net revenues for fiscal 1998 were $71.8 million, compared to net revenues for fiscal 1997 of $64.9 million.

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The process management category includes Micrografx FlowCharter(R), Micrografx EnterpriseCharter(TM), Micrografx ISOCharter(TM), and Optima(R). The corporate graphics category includes Micrografx Graphics Suite(TM), Webtricity(TM), Simply3D(TM), Picture Publisher(R), Micrografx Designer(R), Designer Power Pack, and Small Business Graphics and Print Studio(R). The personal creativity category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM)Art Studio(TM), and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either corporate graphics or personal creativity depending on the Company's assessment of the market or channel into which the product is sold. The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1998, the technology category consists of licensing of certain personal creativity software source code to Cendant.

                                           YEARS ENDED JUNE 30,
                            ---------------------------------------------
                                1998          %          1997       %
                            ---------------------------------------------

Process management           $ 15,786         22%     $ 15,069      23%
Corporate graphics             31,310         44%       32,723      51%
Personal creativity            21,671         30%       17,070      26%
Technology                      3,025          4%          --        0%
                            --------------------------------------------

Total revenues               $ 71,792        100%     $ 64,862     100%


PROCESS MANAGEMENT

The five percent increase in process management revenues resulted from the increasing focus the Company has placed on this area. To this end, the Company started selling the Optima product at the beginning of the 1998 fiscal year, which was acquired in the acquisition of AdvanEdge Technologies, Inc. ("AdvanEdge") on June 30, 1997. In the second half of the fiscal year, the Company introduced EnterpriseCharter and ISOCharter, FlowCharter-based products which are suited to fill specific needs in growing niches of the process management market. Revenues from FlowCharter were down slightly from fiscal 1997 to fiscal 1998, however, during the second half of fiscal 1998 revenues from FlowCharter grew more than 10 percent over the comparable period for the prior year. Initial acceptance of the new products, the increase in multi-user licensing, and the second-half growth of FlowCharter revenues all result from the Company's decision to focus on corporate customers and their graphical needs.

CORPORATE GRAPHICS

Corporate graphics declined four percent due to the continued decline of products the Company no longer develops. During fiscal 1997, the Company discontinued marketing activities for products such as Designer, Designer Power Pack, Small Business Graphics and Print Studio, as well as products developed by Visual Software, which merged with the Company in fiscal 1996. The Company chose to focus its efforts on fewer products, resulting in new releases in fiscal 1998 of Simply3D, Picture Publisher, and Webtricity, all of which resulted in revenue increases during the year. Further, the Company benefited from OEM agreements signed at the end of fiscal 1997 and throughout 1998 for these products with companies such as Hewlett-Packard and Matrox Graphics. An updated version of Graphics Suite was released during the year with changes geared toward the corporate customer. With the Company's focus on the corporate customers, the Company's objective is to increase sales of multi-user licensing to corporate customers. However, the selling cycle to corporate accounts is longer as new releases of the product do not appeal to the impulse buyer in a retail computer software store, but rather, to larger, multi-national companies that undergo a stringent and lengthier evaluation process in order to make intelligent software choices regarding their graphical needs.

PERSONAL CREATIVITY

The 27 percent growth in this category resulted from the continued growth of the greeting card software market. The Company's CreataCard products continued its market share leadership against stiff competition from products published by Microsoft and Broderbund. The Company also released a new version of Windows Draw resulting in a significant sales increase. These gains were partially offset by declines in legacy products such as those licensed under the Crayola brand name, for which the Company's license expired in the third quarter of fiscal 1997.

In light of recent consolidation in the consumer software arena, as well as extremely aggressive retail programs, the Company determined that for a company with the size and resources of Micrografx, it was growing increasingly difficult to compete effectively in the consumer retail product category. As a result, the Company formed a strategic relationship with Cendant Software Corporation ("Cendant") effective June 30, 1998, whereby Micrografx has licensed Cendant a series of core graphics technologies, information relating to the customers who have purchased products based on the aforementioned technologies, marketing information related to those products, and certain associated intellectual property rights. Additionally, Micrografx has entered into a combination of worldwide publishing and distribution agreements with Cendant for its personal creativity software, including Windows Draw Print Studio and Micrografx SnapShot, which was to be Micrografx's new entry into the consumer digital imaging arena. The agreements also included the Windows Draw product sold into corporate channels (shown in the corporate graphics category) which represented revenue of $6.1 million and $5.4 million in fiscal 1998 and 1997, respectively. The agreements with Cendant allow the Company to make significant progress in de-empasizing the consumer software market.

Effective August 31, 1998, Micrografx entered into an agreement that assigns the Company's distribution rights to American Greetings CreataCard Gold and CreataCard Plus to TLC. This assignment of rights to TLC concluded all contractual responsibilities and settles all contractual issues between Micrografx and American Greetings. With this assignment, the Company has completed its de-emphasis from the consumer marketplace in order to focus on its higher value business graphics software.

TECHNOLOGY

The technology category contains the portion of the revenue recognized to date related to the previously discussed Cendant and TLC relationships. The Company expects to recognize additional revenue of approximately $18 million from the relationships spread over the four quarters of fiscal 1999 based on contractual obligations and risks assumed, with a higher proportion of the revenue to be recognized in the first half of fiscal 1999. The impact on net income varies each quarter depending on the costs to the Company of those obligations and risks.

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                          YEARS ENDED JUNE 30,
                           ---------------------------------------------
                               1998          %          1997       %
                           ---------------------------------------------

Americas                     $ 39,737       55%      $ 33,287     51%
Europe                         24,772       35%        20,839     32%
Asia Pacific                    7,283       10%        10,736     17%
                           ---------------------------------------------

Total net revenues           $ 71,792      100%      $ 64,862    100%

The revenue increase in the Americas resulted from the growth in personal creativity, most of which is U.S. based. The growth in Europe resulted from the focus on sales to corporate customers with more than 60 percent growth in multi-user licenses, primarily from sales of Graphics Suite and FlowCharter. The Asia Pacific decline resulted from the dramatic decline in the retail sector of the Japanese economy.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues includes the cost of documentation, diskettes or compact disks
(CDs), packaging and production overhead for the Company's application software products; amortization of capitalized software development costs and acquired product rights; and external product royalties. Cost of revenues in fiscal 1998 were $21.5 million, or 30 percent of net revenues, compared to $19.8 million or 31 percent of net revenues in fiscal 1997. The decrease in cost of revenues as a percentage of net revenues for fiscal 1998 is attributable to the technology category revenues which have no direct costs associated with them, partially offset by the accelerated amortization of costs capitalized related to the development of the personal creativity titles as well as increased royalties due from the personal creativity revenues. Also contributing to the decline in cost of revenues as a percent of revenues was a favorable shift in product mix from boxed products which contain typical content (packaging, manuals, CDs or floppy disks) to OEM and multi-user license revenues which require substantially less content.

Regardless of revenue category, the cost to produce each of the Company's software titles is relatively equal -- each product has CDs, manuals, and packaging. Due to the specialized functionality in the process management and corporate graphics titles, their unit prices are significantly higher than the volume-driven personal creativity titles. As a result, the Company expects the cost of revenues to continue to decline as a percent of revenue.

SALES AND MARKETING EXPENSE

Sales and marketing expenses include the cost of advertising, promotions, cooperative and incentive programs with distributors, trade shows, marketing, technical support, and the Company's sales force. Sales and marketing expenses in fiscal 1998 were $34.0 million, or 48 percent of net revenues, compared to $34.1 million, or 53 percent of net revenues, in fiscal 1997. The Company was able to reduce expenses in absolute dollars despite growing revenue and adding a significant number of corporate sales people. The additional cost of the sales people was more than offset by reductions in variable marketing funds spent in retail channels as well as reduced spending in Japan due to the continuing economic decline there. The Company expects that sales and marketing expenses will continue to decline as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses include the costs of the Company's information systems, human resources, finance, and administrative functions. General and administrative expenses in fiscal 1998 were $7.4 million, or 10 percent of net revenues, compared to $7.9 million, or 12 percent of net revenues, in fiscal 1997. The decline resulted from savings realized following the restructuring in fiscal 1997, partially offset by outside legal and professional fees resulting from the Cendant transaction. The Company expects general and administrative expenses to remain at the current level for the near term.

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

Research and development expenses (net of amounts capitalized) in fiscal 1998 were $8.5 million, or 12 percent of net revenues, compared to $7.2 million, or 11 percent of net revenues, in fiscal 1997. Gross research and development expenses, before capitalization, for fiscal 1998 were $12.7 million, or 18 percent of net revenues, compared to $11.0 million, or 17 percent of revenues for fiscal 1997. The increased spending resulted from an increase in the number of development employees as well as the ongoing development expenses resulting from the acquisitions of AdvanEdge Technologies, Inc. ("AdvanEdge") on June 30, 1997, and WebKnight, Inc.

("WebKnight"), on December 31, 1997. The Company expects research and development expenses to continue to increase in absolute dollars in the near term.

During fiscal 1998, the Company capitalized approximately $4.3 million in software development costs and amortized $4.4 million in software development costs. This compares to capitalization of $3.8 million and amortization of $4.0 million for fiscal 1997.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

On June 30, 1997, the Company acquired AdvanEdge for approximately $3.7 million. The purchase price consisted of $1 million in cash paid on June 30, 1997, $2.5 million to be paid in cash or Company stock over the subsequent 30 months, and the assumption of certain liabilities. The acquisition was effected by a merger of a wholly owned subsidiary of the Company into AdvanEdge Technologies, Inc. A substantial portion of the purchase price was allocated to in-process research and development based on an independent valuation study as technological feasibility had not been established and no alternative commercial use had been identified. The purchase price allocated to in-process research and development resulted in a $2.3 million charge to expense, with no related tax benefit in fiscal 1997. The technology acquired will be utilized in future products. The Company allocated the total purchase price as follows (in thousands):

   Tangible and intangible assets              $ 1,016
   Purchased in-process research and             2,250
   development
   Goodwill                                        481
                                               -------
         Total                                 $ 3,747

RESTRUCTURING CHARGES

Effective December 31, 1996, J. Paul Grayson resigned as Chairman of the Board and Chief Executive Officer of the Company. An evaluation of the Company's organization and operations resulted in the decision to make certain organization changes. These changes resulted in a charge of $1.8 million for the termination of seven members of management. The Company also recorded a $0.2 million charge related to the termination of commitments made by the previous management for which no future benefit will be received. As of June 30, 1998, the Company has paid approximately $1.7 million in termination benefits under this restructuring. Approximately $0.2 million of this charge remains classified as an accrued liability as of June 30, 1998. The Company expects that the remaining liability will be paid out over the next six months.

EFFECT OF EXCHANGE RATES

Exchange rates during fiscal 1998 had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1997 rates, the Company would have reported approximately $3.0 million more in net revenues in fiscal 1998. This decrease resulted from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the relative translation impact of exchange rates on net income (loss) is less than on revenues.

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

NONOPERATING (INCOME) EXPENSE

Nonoperating (income) expense includes interest income, interest expense, and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency, and gains or losses when receivables and payables denominated in foreign currency are settled.

Interest income decreased from $0.8 million in fiscal 1997 to $0.6 million in fiscal 1998, while unfavorable exchange rate variations charged $0.1 million to other expense in fiscal 1998 and $0.5 million in 1997.

INCOME TAXES

The Company recognized a tax provision of $0.3 million in fiscal 1998, compared to a tax benefit of $1.9 million in fiscal 1997. For further information on income taxes, see Notes to Consolidated Financial Statements.

FISCAL 1997 COMPARED TO FISCAL 1996

NET REVENUES

Net revenues for fiscal 1997 were $64.9 million, compared to net revenues for fiscal 1996 of $72.9 million.

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The process management category includes Micrografx FlowCharter(R). The corporate graphics category includes Micrografx Graphics Suite(TM), Micrografx Designer(R), Designer Power Pack, Webtricity(TM), Simply3D(TM), Picture Publisher(R), Small Business Graphics and Print Studio(R), PhotoMagic(R), Instant 3D(TM) and Visual Reality(R). The personal creativity category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM) Amazing Art Adventure(TM), Crayola(TM) Art Studio(TM), Crayola(TM)Art Studio(TM)2, Crayola(TM)Art(TM), and Hallmark Connections(TM) Card Studio(TM). Revenues from Windows Draw(R) are categorized as either corporate graphics or personal creativity depending on the Company's assessment of the market or channel into which the product is sold. Optima(R) was acquired on June 30, 1997 through the acquisition of AdvanEdge and therefore did not contribute revenue in either year.

                                           YEARS ENDED JUNE 30,
                            ---------------------------------------------
                                 1997          %          1996       %
                            ---------------------------------------------

Process management            $ 15,069         23%     $ 18,750      25%
Corporate graphics              32,723         51%       37,654      52%
Personal creativity             17,070         26%       16,515      23%
                            ---------------------------------------------

Total revenues                $ 64,862        100%     $ 72,919     100%


PROCESS MANAGEMENT

The 20 percent decline in process management resulted from the timing of the product release cycle as well as the Company's focus on the personal creativity market. Due to the rapid change in technology related to personal computers and software, the majority of sales for a version of a software product occur within the first year following its release. During the first quarter of fiscal 1997, the Company decided to shift the release of its process management and corporate graphics software to the third quarter of fiscal 1997, after the close of the Christmas season. The Company did release FlowCharter English version 7 in January 1997 and localized versions followed one to two quarters behind. As a result, the Company had between three and six months during the fiscal year to generate revenue from the new release of FlowCharter.

CORPORATE GRAPHICS

The 13 percent decline in corporate graphics revenues resulted from the decline in sales relating to products that the Company no longer actively marketed, which was not fully offset by growth in the sales of products that the Company continued to actively market. The lack of growth in sales of products the Company actively marketed was also the result of the delayed product release cycle in fiscal 1997. While the Company did release new versions of Graphics Suite, Simply3D, and Picture Publisher and introduced Webtricity during the third and fourth quarters of fiscal 1997, the delay in introducing these products meant that older titles such as Designer Power Pack, Instant 3D, Visual Reality, and PhotoMagic had lost their prior year sales momentum. The decline in revenue is also attributable to the delay in corporations adopting Windows 95 and Windows NT, the operating systems for which the Company's principal business products are designed. Additionally, the Company released the Small Business Graphics and Print Studio in the first quarter and revenues for Windows Draw sold through international corporate channels almost doubled compared to the prior year.

PERSONAL CREATIVITY

The revenue growth in the Company's personal creativity products resulted from the release of two new greeting card products partially offset by the discontinuance of two products. The Company introduced American Greetings(R) CreataCard(R) Plus(TM) and American Greetings(R) CreataCard(R) Gold(TM) in the first and third fiscal quarters, respectively, while the Company's agreements to market the Hallmark and Crayola products expired in the first and third quarters, respectively. Revenues from the CreataCard products exceeded prior year sales of the Company's Hallmark product despite lower prices and the introduction and intense competition from Microsoft's Hallmark Greetings Workshop. Fiscal 1997 revenues for Windows Draw remained constant with the prior year. For the year, the CreataCard products represented more than half of the Company's consumer product revenues. In this category, the Company also bundles products with those of OEMs. See "Licensing Agreements" under "Trends and Risk Factors."

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                          YEARS ENDED JUNE 30,
                           ---------------------------------------------
                               1997          %          1996       %
                           ---------------------------------------------

Americas                    $ 33,287         51%     $ 35,671      49%
Europe                        20,839         32%       25,196      34%
Pacific Rim                   10,736         17%       12,052      17%
                           --------------------------------------------

Total net revenues          $ 64,862        100%     $ 72,919     100%


Revenue declines were across all geographic regions and resulted from the change in the product release schedule as discussed earlier and the lack of localized versions of personal creativity products. The effect of delaying the release schedule approximately two quarters had a more severe impact on international locations because of the effort required to "localize" the product. Localization consists of modifying and translating the software, as well as the box and its contents, to a suitable product for another market such as Germany, France, or Japan. This additional work usually results in an international version of a product being released the quarter following the product's English release.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues includes the cost of documentation, diskettes or compact disks
(CDs), packaging and production overhead for the Company's application software products, amortization of capitalized software development costs and acquired product rights, and external product royalties. Cost of revenues in fiscal 1997 were $19.8 million, or 31 percent of net revenues, compared to $17.5 million, or 24 percent of net revenues in fiscal 1996. The increase in cost of revenues as a percentage of net revenues for fiscal 1997 is attributable to lower selling prices on the Company's greeting card software products, increased amortization of acquired product rights, and increased external royalties. Also contributing to the rise in cost of revenues as a percentage of revenues was an unfavorable shift in product mix to boxed products, which contain typical content (packaging, manuals, CDs or floppy disks), from OEM and license revenues, which require substantially less content.

SALES AND MARKETING EXPENSE

Sales and marketing expenses include the cost of advertising, promotions, co-operative, rebate, and incentive programs with distributors, trade shows, marketing, technical support, and the Company's sales force. Sales and marketing expenses in fiscal 1997 were $34.1 million, or 53 percent of net revenues, compared to $35.1 million, or 49 percent of net revenues, in fiscal 1996. The decrease in sales and marketing expense in absolute dollars reflects the efficiencies gained by eliminating duplicate costs subsequent to the acquisition of Visual, the reduction in executive overhead and management layers, and cost control measures. The rise in sales and marketing expenses as a percentage of revenue was due primarily to the increased promotional costs related to selling product through retail channels in conjunction with the rise of personal creativity revenues. The effect of the retail promotions coupled with an overall retail slowdown during the fiscal fourth quarter resulted in lower revenues with relatively higher costs.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses include the costs of the Company's information systems, human resources, finance, and administrative functions. General and administrative expenses in fiscal 1997 were $7.9 million, or 12 percent of net revenues, compared to $8.2 million, or 11 percent of net revenues, in fiscal 1996.

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

Research and development expenses (net of amounts capitalized) in fiscal 1997 were $7.2 million, or 11 percent of net revenues, compared to $7.6 million, or 10 percent of net revenues, in fiscal 1996. Gross research and development expenses, before capitalization, for fiscal 1997 were $11.0 million, or 17 percent of net revenues, compared to $10.9 million, or 15 percent of revenues for fiscal 1996.

During fiscal 1997, the Company capitalized approximately $3.8 million in software development costs and amortized $4.0 million in software development costs. This compares to capitalization of $3.3 million and amortization of $3.3 million for fiscal 1996.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

On June 30, 1997, the Company acquired AdvanEdge resulting in a $2.3 million charge to expense as previously discussed.

RESTRUCTURING CHARGES

Effective December 31, 1996, the Company restructured, resulting in a charge of $2.0 million as previously discussed.

ACQUISITION CHARGES

In fiscal 1996, Micrografx acquired all of the issued and outstanding capital stock and options of Visual Software, Inc. ("Visual"), which was accounted for as a pooling of interests. As a result of this acquisition, the Company incurred charges for professional services, the write-off of costs related to certain software products that were no longer actively marketed, exit costs, and costs to eliminate excess personnel and duplicate leases of approximately $3,379,000, of which $1,359,000 was non-cash. Components of the acquisition related charges consisted of the following (in thousands):


   Acquisition transaction costs               $ 1,115
   Asset write-downs:
         Inventory and accounts receivable         840
         Acquired product rights                   158
         Fixed assets                              241
    Severance and other                          1,025
                                               --------
    Total acquisition charges                  $ 3,379


The severance charges resulted from the closing of Visual's general and administrative support office and the related termination of 21 Visual employees. None of this charge remained as an accrued liability as of June 30, 1997.

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial results for each of the last eight quarters through June 30, 1998 (in thousands). These financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

                                                              QUARTERS ENDED
-------------------------------------------------------------------------------------------------
                                           9/30/97        12/31/97        3/31/98        6/30/98
                                         --------------------------------------------------------

Net revenues                             $  15,531       $  19,357      $  17,262      $  19,642

Gross profit                                10,825          13,849         12,508         13,144

Income (loss) from operations                 (919)            631            291            370

Net income (loss)                             (547)            558            224            372

Basic and diluted income
(loss) per share                         $    (.05)      $     .05      $     .02      $     .03

Shares used in computing income
(loss) per share:
     Basic                                  10,472          10,539         10,636         10,783
     Diluted                                10,472          11,068         11,513         11,424


                                                            QUARTERS ENDED
----------------------------------------------------------------------------------------------------
                                          9/30/96       12/31/96        3/31/97        6/30/97
                                        ------------------------------------------------------------

Net revenues                            $  16,589      $  16,113      $  17,124      $  15,036

Gross profit                               11,987         10,774         11,990         10,327

Income (loss) from operations                 265         (4,069)(1)        213         (4,814)(2)

  Net income (loss)                           334         (2,734)(1)        121         (3,908)(2)

Basic and diluted income
(loss) per share                        $    0.03      $   (0.27)(1)  $    0.01          (0.37)(2)

Shares used in computing income
(loss) per share:
     Basic                                 10,223         10,239         10,235         10,427
     Diluted                               10,443         10,239         10,241         10,427

(1) The financial results for the quarter ended December 31, 1996, include the restructuring-related charge of $2.0 million. See Notes to Consolidated Financial Statements.

(2) The financial results for the quarter ended June 30, 1997, include the AdvanEdge related in-process research and development charge of $2.3 million. See Notes to Consolidated Financial Statements.

TRENDS AND RISK FACTORS

The following discusses trends and risk factors inherent in the Company's business environment.

CHANGE IN COMPANY FOCUS

During fiscal 1998 and in prior years, the Company has generated a significant portion of its business from the personal creativity software market. Due to aggressive competition and the Company's belief that its products are well suited to various high-growth corporate markets, the Company has chosen to pursue corporate customers. The Company's future financial performance will depend on the successful transition of internal resources away from its strength in the retail market while moving toward solving problems currently experienced by corporations. In order to accomplish its objective, the Company has hired employees with skills required for the Company's new direction, and is training existing employees on how to make this change, but there is no assurance that management's efforts will be successful. In order to succeed, the Company will have to convince corporations that its products are able to solve their problems, the Company will have to identify and develop features which corporate customers desire, and the Company will have to ensure that it has a sales force and customer support system sufficient in size and expertise to service corporate customers. In light of the difficulties associated with the transition of its business focus from consumer retail products to business product sales to corporate accounts, the Company may confront unanticipated risks and uncertainties. Therefore, there can be no assurance that the Company's new business strategy will be successful, and it is possible that the Company's future results from operations and financial condition will be adversely affected if it is unable to effectively implement its new business focus.

NEW PRODUCT INTRODUCTIONS

The Company's future financial performance will depend in significant part upon the successful development and introduction of new and enhanced versions of its products and customer acceptance of these products, of which there can be no assurance. Additionally, the timing of new product introductions, which are updates of previously released products, can have a significant impact on profitability of the older version of the product. To the extent that the distributors were unable to sell the older version at the rate they anticipated when they purchased the product, additional marketing expenditures are generally required to promote the older version in order to reduce stocking levels in anticipation of the release of the new version of the product.

LICENSING AGREEMENTS

During fiscal 1998, the Company's business strategy included entering into licensing agreements with third parties in an effort to increase brand awareness for the Company's products by associating the Micrografx name with products and services that customers already know. During fiscal 1998, the Company had a licensing agreement with American Greetings Corporation relating to American Greetings CreataCard Plus and the American Greetings CreataCard Gold products. The agreement was to expire on August 31, 1999. The Company and American Greetings agreed not to renew the agreement and effective August 31, 1998, the Company assigned its rights under the licensing agreement to The Learning Company.

The Company has entered into a licensing agreement with ImageNet, Inc. ("ImageNet") for Network Design products NetworkCharter and NetworkCharter Pro. The Company has the right to distribute the products to end users and resellers but the Company does not own the source code. The Company pays ImageNet a quarterly fee for the right to distribute the software based upon sales of the NetworkCharter products, with provisions for certain minimum payments regardless of sales volume. The Company and ImageNet have also agreed to make a good faith effort to develop NetworkCharter products that utilize the Company's FlowCharter graphics engine. The agreement expires on April 30, 2001, and automatically renews for successive terms of one year each, unless terminated by either party prior to the expiration of the initial term.

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

COMPETITION

The personal computer applications software market is highly competitive. The Company's competitors include many companies that have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. Additionally, merger activity in the applications software market serves to strengthen the merging companies' ability to compete.

INTERNATIONAL OPERATIONS

The Company anticipates that international net revenues will continue to account for a significant portion of total net revenues, which will result in a significant portion of the Company's net revenues being subject to the risks inherent in international operations. These risks include unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences.

The Company's revenue generated from its Asia Pacific sales offices has declined more than 30 percent from fiscal 1997 to fiscal 1998 and the Company expects an additional decline in sales for fiscal 1999. This decline resulted from the economic uncertainty and recession in Japan, which resulted in a significant decline in the retail sector of the Japanese economy. The Company has announced that it will no longer concentrate its efforts on the retail distribution channel, its strength historically, but will focus on corporate customers in keeping with the Company's overall strategy. There is no assurance that this strategy will be successful.

CHANGES IN DISTRIBUTION CHANNELS

The Company is focusing on corporate customers and has de-empasized its personal creativity business. In doing such, it has to transition its relationships with the distribution channels to match the change. While the Company does not anticipate a significant change in the channels used, it must change its sales and marketing programs to suit the corporate customers buying through those channels. The Company's success depends in part on the ability to identify and respond to changes in the distribution channel.

SEASONALITY

Historically, the Company's results of operations are subject to significant quarterly variations. Causes of these variations include seasonality of the retail software market, delays in the introduction of new or enhanced versions of the Company's products, timing and cost of new product upgrades and introductions, reduced distribution channel sales preceding the introduction of updated products, and large distribution channel sales following the introduction of new or updated products. Historically, as is typical in the retail software industry, the Company has experienced some seasonal variations in demand, with sales declining somewhat in the summer months and increasing somewhat during the fourth and first calendar quarters. The Company expects the seasonality to decline somewhat as it changes its focus from serving the retail market to selling to corporate customers.

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

GROSS PROFIT

Product margins vary according to product mix and the geographical region in which the products are sold. Changes in product mix, including the mix of boxed product (full and upgrade product versions) relative to the amount of non-boxed product (OEM and multi-user licenses), the transition away from personal creativity products (which carry lower margins), the transition to "suite" products accompanied with value-pricing, as well as changes in the components of direct costs, have in the past and may in the future affect the Company's gross profit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $26.5 million and short-term investments of $1.6 million. Additionally, the Company obtained a $5 million line of credit effective April 1, 1998, which expires March 30, 1999. Commitment fees related to the line of credit are 0.25 percent of the unused line of credit per year. At June 30, 1998, no borrowings on the line were outstanding.

CASH FLOWS DURING FISCAL 1998

For the year ended June 30, 1998, cash provided by operating and financing activities exceeded cash used in investing activities, resulting in an increase in cash and cash equivalents of $15.3 million. Cash flows from operating activities generated $18.4 million in cash during fiscal 1998. The cash received resulting from the Cendant transaction, offset by transactional expenses, coupled with the adjustment for depreciation and amortization, were partially offset by the increase in accounts receivable. Accounts receivable allowances decreased primarily due to the reduced need for rebates and co-op funds typically associated with personal creativity products.

Cash flows from investing activities used $6.2 million during fiscal 1998 and consisted primarily of additions to capitalized software development costs and acquired product rights and purchases of property and equipment. Expenditures for property and equipment during fiscal 1998 were $1.2 million and consisted primarily of computer and equipment upgrades. Investments of $6.6 million were also made in capitalized software development costs and acquired product rights related to the development of new and enhanced versions of the Company's products. Cash flows from financing activities provided $3.3 million in cash during fiscal 1998, due primarily to proceeds received from employee stock programs. As discussed in the footnotes to the financial statements, approximately $0.2 million of the $2.0 million restructuring charge remains classified as an accrued liability as of June 30, 1998. The Company expects to pay this amount during the next six months.

CAPITAL RESOURCES

As of June 30, 1998, the Company had no significant commitments for capital expenditures.

The Company believes that cash flow from operations and existing cash will be sufficient to meet the Company's capital requirements in the short term. The Company believes that thereafter its liquidity requirements could be met with cash flow from operations, and existing cash and short-term investment balances.

YEAR 2000 COSTS

The Company is aware of and is addressing a broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

The Company's financial information system is SAP. This system is believed to be year 2000 compliant. The Company is analyzing its remaining computer systems to identify any potential year 2000 issues and will take appropriate corrective action based on the results of such analysis. Management believes that any costs that may arise to ensure functionality in the year 2000 would not be material.

In addition, the year 2000 issue could affect the products that the Company sells. The Company believes that the current versions of its products are year 2000 compliant. The Company's products are subject to ongoing analysis and review.

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

In February 1998, the FASB issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106" (SFAS 132), which is effective for fiscal years beginning after December 15, 1997. The Company does not provide pension or other postretirement benefits, thus SFAS 132 has no impact on the Company.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effect of SFAS 133 on the Company has not yet been determined.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MICROGRAFX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             JUNE 30,
                                                                     -------------------------
                                                                        1998          1997
                                                                     -----------   -----------

                                             ASSETS

      Current assets:
           Cash and cash equivalents                                   $ 26,483      $ 11,150
           Short-term investments                                         1,584         3,615
           Accounts receivable, net                                      12,712         9,610
           Inventories                                                      980         1,287
           Deferred tax asset                                             1,135           404
           Other current assets                                           1,379         1,041

                                                                       --------      --------
               Total current assets                                      44,273        27,107

      Property and equipment, net                                         1,946         2,703

      Capitalized software development costs, net                         3,191         3,284

      Acquired product rights, net                                        2,693         3,581

      Other assets                                                        3,038         2,437
                                                                       --------      --------
               Total assets                                            $ 55,141      $ 39,112
                                                                       ========      ========



See accompanying notes.

                                MICROGRAFX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               JUNE 30,
                                                                       -------------------------
                                                                          1998          1997
                                                                       -----------   -----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
           Accounts payable                                              $  4,979      $  6,127
           Accrued compensation and benefits                                2,578         1,629
           Other accrued liabilities                                        4,070         2,862
           Deferred revenue                                                11,933         1,205
           Notes payable to related parties                                 1,125         1,100
           Restructuring accrual                                              160           670
           Accrued royalties                                                  976           536
           Income taxes payable                                               340            41

                                                                         --------      --------
               Total current liabilities                                   26,161        14,170

      Notes payable to related parties - noncurrent                           400         1,400
      Other liabilities                                                        10            14

      Shareholders' equity:
           Common stock, $.01 par value, 20,000 shares authorized;
            11,474 and 10,940 shares issued                                   115           109
           Additional capital                                              33,835        29,452
           Accumulated deficit                                               (894)       (1,501)
           Cumulative translation adjustment                               (1,537)       (1,344)
           Less - treasury stock (438 and 477 shares), at cost             (2,884)       (3,188)
           Deferred compensation                                              (65)         --

                                                                         --------      --------
            Total shareholders' equity                                     28,570        23,528

                                                                         --------      --------
            Total liabilities and shareholders' equity                   $ 55,141      $ 39,112
                                                                         ========      ========



See accompanying notes.

                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                     YEARS ENDED JUNE 30,
                                                           -----------------------------------------
                                                               1998           1997          1996
                                                           -----------    -----------    -----------

Net revenues                                                 $ 71,792       $ 64,862       $ 72,919
Cost of revenues                                               21,466         19,784         17,497
                                                             --------       --------       --------
     Gross profit                                              50,326         45,078         55,422

Operating expenses:
   Sales and marketing                                         34,048         34,121         35,123
   General and administrative                                   7,426          7,938          8,204
   Research and development                                     8,479          7,210          7,638
   In-process research and development charge                    --            2,250           --
   Restructuring charges                                         --            1,964           --
   Acquisition charges                                           --             --            3,379
                                                             --------       --------       --------
        Total operating expenses                               49,953         53,483         54,344

                                                             --------       --------       --------
Income (loss) from operations                                     373         (8,405)         1,078

Interest income                                                  (621)          (778)          (878)
Interest expense                                                    5             16             14
Other (income) expense                                             55            454            353
                                                             --------       --------       --------
     Total non operating (income) expense                        (561)          (308)          (511)

                                                             --------       --------       --------
Income (loss) before income taxes                                 934         (8,097)         1,589

Income tax provision (benefit)                                    327         (1,910)           477

                                                             --------       --------       --------
Net income (loss)                                            $    607       $ (6,187)      $  1,112
                                                             ========       ========       ========

Earnings (loss) per share:
   Basic                                                     $    .06       $  (0.60)      $   0.11
                                                             ========       ========       ========
   Diluted                                                   $    .05       $  (0.60)      $   0.11
                                                             ========       ========       ========

Shares used in computing earnings (loss) per share
   Basic                                                       10,613         10,342          9,798
                                                             ========       ========       ========
   Diluted                                                     11,055         10,342         10,136
                                                             ========       ========       ========



See accompanying notes

                                MICROGRAFX, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                      COMMON STOCK                             CUMULATIVE
                                   -------------------  ADDITIONAL  RETAINED   RANSLATION    TREASURY    DEFERRED
                                    SHARES   AMOUNT      CAPITAL    EARNINGS   ADJUSTMENT     STOCK    COMPENSATION    TOTAL
                                   -------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1995             10,132   $    101    $ 24,747    $  3,574    $   (279)    $ (2,167)       --       $ 25,976
Common stock issued under
   stock option plan                  421          4       2,841        --          --           --          --          2,845
Common stock issued under
   stock purchase plan                144          2         671        --          --           --          --            673
Common stock issued by Visual
   Software, Inc.                     103          1         418        --          --           --          --            419
Translation of foreign
   currency financial statements     --         --          --          --          (951)        --          --           (951)
   Treasury stock acquired
   (80 shares)                       --         --          --          --          --           (969)       --           (969)
Net income                           --         --          --         1,112        --           --          --          1,112
                                   ------   --------    --------    --------    --------     --------    --------     --------
BALANCE, JUNE 30, 1996             10,800        108      28,677       4,686      (1,230)      (3,136)       --         29,105
Common stock issued under
   stock option plan                   12       --            85        --          --           --          --             85
Common stock issued under
   stock purchase plan                128          1         690        --          --           --          --            691
Translation of foreign currency
   financial statements              --         --          --          --          (114)        --          --           (114)
Treasury stock acquired
   (8 shares)                        --         --          --          --          --            (52)       --            (52)
Net loss                             --         --          --        (6,187)       --           --          --         (6,187)
                                   ------   --------    --------    --------    --------     --------    --------     --------
BALANCE, JUNE 30, 1997             10,940        109      29,452      (1,501)     (1,344)      (3,188)       --         23,528
Common stock issued under
   stock option plan                  347          4       2,227       --           --           --          --          2,231
Common stock issued under
   stock purchase plan                167          2         779       --           --           --          --            781
Translation of foreign currency
   financial statements              --         --         --          --         (193)          --          --           (193)
Treasury stock issued related
   to purchase of AdvanEdge          --         --           296       --           --          304          --            600
Stock option income tax benefit      --         --           828       --           --           --          --            828
Issuance of restricted stock           20       --           253       --           --           --           (65)         188
Net income                           --         --         --            607        --           --          --            607
                                   ------   --------    --------    --------    --------     --------    --------     --------
BALANCE, JUNE 30, 1998             11,474   $    115    $ 33,835    $   (894)   $ (1,537)    $ (2,884)   $    (65)    $ 28,570
                                   ======   ========    ========    ========    ========     ========    ========     ========



See accompanying notes

                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                YEARS ENDED JUNE 30,
                                                                     -------------------------------------------
                                                                         1998           1997            1996
                                                                     ------------   ------------   -------------

Cash flows from operating activities:
Net income (loss)                                                      $    607       $ (6,187)      $  1,112
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                       10,144          9,145          8,492
     Restricted stock amortization                                          188           --             --
     In-process research and development charge                            --            2,250           --
     Acquisition related charge                                            --             --            1,359
     Deferred income taxes and other                                     (1,410)        (2,327)           187
     Changes in operating assets and liabilities,
       net of effects of purchase of AdvanEdge:
          (Increase) decrease in accounts receivable                     (3,102)           (66)          (810)
          (Increase) decrease in inventories                                307             (3)          (161)
          (Increase) decrease in other current assets                      (338)           670           (267)
          (Decrease) increase in payables and accruals                   11,667          3,311         (1,542)
          (Decrease) increase in income taxes payable                       299           (797)           110
                                                                       --------       --------       --------
               Total adjustments                                         17,755         12,183          7,368
                                                                       --------       --------       --------
               Net cash provided by operating activities                 18,362          5,996          8,480
                                                                       --------       --------       --------
Cash flows from investing activities:
    Proceeds from maturities of short-term investments                    6,160          8,953          6,778
    Purchases of short-term investments                                  (4,129)        (7,724)        (6,310)
    Payment for purchase of acquisition, net of cash acquired              (375)          (918)          --
    Capitalization of software development costs and
        purchases of acquired product rights                             (6,617)        (7,686)        (6,115)
    Payments for purchases of property and equipment                     (1,215)        (1,872)        (1,679)
    Other                                                                  --             --              499
                                                                       --------       --------       --------
             Net cash used in investing activities                       (6,176)        (9,247)        (6,827)
                                                                       --------       --------       --------
Cash flows from financing activities:
    Proceeds from employee stock programs                                 3,012            777          3,518
    Treasury stock acquired                                                --              (52)          (969)
    Payments of notes payable                                              (500)          --             (790)
    Tax benefits realized from stock transactions                           828           --             --
                                                                       --------       --------       --------
             Net cash provided by financing activities                    3,340            725          1,759
                                                                       --------       --------       --------

Effect of exchange rates on cash and cash equivalents                      (193)          (114)          (951)

Net increase (decrease) in cash and cash equivalents                     15,333         (2,640)         2,461
Cash and cash equivalents, beginning of year                             11,150         13,790         11,329
                                                                       --------       --------       --------
Cash and cash equivalents, end of year                                 $ 26,483       $ 11,150       $ 13,790
                                                                       ========       ========       ========

                               Supplemental Cash Flow Information
    Cash paid for --
         Interest                                                      $   --         $   --         $      4
         Income taxes                                                  $    383       $  1,035       $    355


See accompanying notes.

                                MICROGRAFX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

INVENTORIES

Inventories are stated at the lower of cost or market using a weighted-average method. Finished goods inventories include costs of material, labor and overhead. Major classes of inventory include the following (in thousands):

                                               June 30,
                                       -----------------------
                                        1998            1997
                                       ------          -------

          Raw materials                $  720          $   822
          Finished goods                  260              465
                                       ------          -------
                                       $  980          $ 1,287
                                       ======          =======



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

The net foreign currency exchange losses were $52,000, $416,000, and $399,000, in fiscal years 1998, 1997 and 1996, respectively.

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

These contracts generally have maturities of 180 days or less and contain an element of risk that the counterparty may be unable to meet the terms of the contracts. However, the Company minimizes such risk by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote, and any losses therefrom would be immaterial.

Gains and losses associated with these forward contracts are recognized in other (income) expense. During fiscal 1998, the Company recognized approximately $77,000 in gains associated with forward contracts. At June 30, 1997 and 1996 the gains and losses recognized were not material.

At June 30, 1998, the Company had forward contracts outstanding to sell 3.4 million German Marks for approximately $1.9 million. The difference between the carrying amount and current market settlement value of the forward contracts was not significant. The Company also had options to sell 200 million Japanese Yen for approximately $1.6 million. The difference between the carrying amount and current market settlement value of the options was $0.1 million.

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

The Company periodically offers rebates to distributors, the amounts of which are primarily based on sales volume and are accrued as reductions in revenue and in a contra-receivable account. The Company paid rebates of $3,196,000, $2,041,000, and $1,249,000 in 1998, 1997, and 1996, respectively. The Company also offers distributors and resellers co-op funds, generally 2-10 percent of amounts invoiced, that are used to promote the Company's products. These funds are generally paid as a credit against outstanding invoices and are included in sales and marketing expense during the period in which the related revenue is recognized. The Company paid co-op funds of $3,387,000, $2,852,000, and $2,197,000 in 1998, 1997, and 1996, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $4,334,000, $5,135,000, and $5,528,000 in 1998, 1997 and 1996, respectively.

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

                                                                Years Ended June 30,
                                                       -----------------------------------------
                                                          1998           1997            1996
                                                       ----------    -----------     -----------

   Numerator:
     Net income (loss)                                  $     607     $  (6,187)      $   1,112

   Denominator:
     Denominator for basic earnings per
        share - weighted average shares                    10,613        10,342           9,798
     Effect of dilutive employee stock options                442          --               338
                                                        ---------     ---------       ---------
     Denominator for diluted earnings per
        share - adjusted weighted average
        shares and assumed conversions                     11,055        10,342          10,136
                                                        =========     =========       =========

   Basic income (loss) per share                        $    0.06     $   (0.60)      $   (0.11)
                                                        =========     =========       =========
   Diluted income (loss) per share                      $    0.05     $   (0.60)      $   (0.11)
                                                        =========     =========       =========

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform with current year presentation.

2.   ACQUISITIONS

On December 31, 1997, the Company acquired WebKnight, Inc. ("WebKnight") which was accounted for as a purchase. The total consideration to be paid is $0.5 million, with $250 thousand paid in December 1997, $125 thousand paid in June 1998, and $125 thousand to be paid in December 1998. The entire purchase price was allocated to acquired product rights and will be amortized over the life of products currently under development using the technologies acquired.

On June 30, 1997, the Company acquired the assets of AdvanEdge Technologies, Inc. ("AdvanEdge") for approximately $3.7 million, which has been accounted for as a purchase. Goodwill related to this acquisition is being amortized on a straight-line basis over seven years.

In connection with the acquisition of AdvanEdge, the Company agreed to make future payments to the former shareholders of AdvanEdge as a part of the purchase price. The total consideration to be paid is $2.5 million with $1.1 million paid June 30, 1998, $1.0 million due June 30, 1999, and $0.4 million due January 5, 2000. Of the total consideration, at least $1.0 million is payable in cash with the remainder payable in cash or the Company's $.01 par Common Stock at the Company's discretion provided that the average closing price of the Company's Common Stock on the Nasdaq National Market on each due date described above is at least $4.50 per share.

On April 2, 1996, the Company acquired all of the issued and outstanding capital stock and options of Visual. In connection with the acquisition, Micrografx also agreed to exchange shares of its common stock for the 20 percent outstanding minority interest in Visual Worlds Development Corporation ("VWD") owned by persons other than Visual. VWD was an 80 percent owned subsidiary of Visual prior to the acquisition. Visual and its subsidiaries were engaged in the development and marketing of 3D graphics software and Micrografx intends to continue the business of Visual. Micrografx issued approximately 0.36547 shares of common stock for each outstanding share of common stock of Visual, approximately 0.2930 shares of its common stock for each outstanding option, net of the option exercise price, and an aggregate of 3,655 shares of its common stock for the 20 percent interest in VWD owned by the minority stockholders of VWD. As a result, a total of approximately 883,000 shares of the common stock of Micrografx were issued in connection with these transactions.

3.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. All short-term investments have maturities within one year of the balance sheet date. Cash and cash equivalents and short-term investments consist of the following (in thousands):

                                                          June 30,
                                                  -------------------------
                                                     1998           1997
                                                  -----------   -----------

Cash and cash equivalents:
   Cash                                            $  4,745      $  4,049
   Money market funds                                15,013         1,484
   Commercial paper                                   6,725         5,617
                                                   --------      --------
Total cash and cash equivalents                      26,483        11,150
Short-term investments:
   Corporate bonds and notes                            550          --
   Government backed issues                            --           3,115
   Master notes                                         500          --
   Commercial paper                                     392           500
   Asset backed securities                              142          --
                                                   --------      --------
Total short-term investments                          1,584         3,615

Total cash and short-term investments              $ 28,067      $ 14,765
                                                   ========      ========


The appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified its cash equivalents and short-term investments as available-for-sale. The available-for-sale securities are carried at cost which approximates fair value. Gross realized and unrealized gains and losses for these securities were not material at June 30, 1998 and 1997. The fair value of securities is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. Gross sale proceeds from available-for-sale securities were $124,650,000, $133,269,000, and $110,450,000 in fiscal 1998, 1997, and 1996, respectively. The cost of available-for-sale securities sold is based on the specific identification method.

4.   ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                                June 30,
                                        --------------------------
                                           1998            1997
                                        ----------     -----------

Trade Receivables                        $ 15,761       $ 13,741
Allowances                                 (3,049)        (4,131)
                                         --------       --------
Accounts receivable, net                 $ 12,712       $  9,610
                                         ========       ========


Allowances consist of reserves for returns, reserves for bad debt and accruals for co-op and incentive programs.

At June 30, 1998 and 1997, approximately 66 percent and 74 percent, respectively, of trade receivables represented amounts due from ten customers. At June 30, 1998, the Company had two customers with receivable balances of 22 percent and 17 percent of trade receivables. At June 30, 1997, the Company had two customers with receivable balances of 30 percent and 21 percent of trade receivables. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, credit insurance policies, reasonably short collection terms and the geographical diversification of revenues.

The Company distributes its products domestically through independent, non-exclusive distributors, authorized resellers, and its corporate sales representatives located throughout the United States. The Company distributes its products internationally through independent, non-exclusive distributors located primarily in Western Europe and Japan. In fiscal 1998, two customers' sales each accounted for 19 percent of net revenues. In fiscal 1997, the Company had two customers whose sales accounted for 22 percent and 16 percent of net revenues; in fiscal 1996, one customer's sales accounted for 17 percent of net revenues.

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                June 30,
                                        -------------------------
                                           1998           1997
                                        ----------     ----------

Computers and equipment                  $ 11,020       $ 10,231
Furniture and fixtures                        544            541
Leasehold improvements                        694            654
                                         --------       --------
                                           12,258         11,426
Less - accumulated depreciation           (10,312)        (8,723)
                                         --------       --------
Property and equipment, net              $  1,946       $  2,703
                                         ========       ========

6.   INTANGIBLE ASSETS

Capitalized software development costs and acquired product rights consist of the following (in thousands):

                                                       June 30,
                                                -----------------------
                                                   1998          1997
                                                ---------     ---------

Capitalized software development costs           $ 9,077       $ 5,270
Less - accumulated amortization                   (5,886)       (1,986)
                                                 -------       -------
Capitalized software development costs, net      $ 3,191       $ 3,284
                                                 =======       =======

Acquired product rights                          $ 6,477       $ 5,940
Less - accumulated amortization                   (3,784)       (2,359)
                                                 -------       -------
Acquired product rights, net                     $ 2,693       $ 3,581
                                                 =======       =======

During the years ended June 30, 1998, 1997, and 1996, the Company capitalized $6,617,000, $7,686,000, and $6,115,000, respectively, of software development costs and acquired product rights. Amounts amortized and charged to cost of revenues for capitalized software development costs and acquired product rights during the years ended June 30, 1998, 1997, and 1996 were $8,070,000, $6,828,000, and $5,573,000, respectively. Additionally, the Company wrote down capitalized software development costs and acquired product rights to net realizable value by approximately $157,000, $220,000, and $43,000 in fiscal 1998, 1997, and 1996, respectively.

7.   LINES OF CREDIT

The Company obtained a $5 million line of credit effective April 1, 1998 which expires March 30, 1999. Commitment fees related to the line of credit are 0.25 percent of the unused line of credit per year. At June 30, 1998, no borrowings on the line were outstanding.

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

Components of the provision for income taxes are as follows (in thousands):

                                                          Years Ended June 30,
                                                  -------------------------------------
                                                    1998          1997          1996
                                                  ---------     ---------     ---------

Current:
  Federal                                          $ 1,126       $  --         $    13
  Foreign                                              693           402           721
                                                   -------       -------       -------
Total current provision                              1,819           402           734
Deferred provision (benefit)                        (1,492)       (2,312)         (257)
                                                   -------       -------       -------
Total income tax provision (benefit)               $   327       $(1,910)      $   477
                                                   =======       =======       =======

The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):

                                                            Years Ended June 30,
                                                  ----------------------------------------
                                                     1998           1997           1996
                                                  ----------     -----------    ----------

Provision (benefit) computed at
   federal statutory rate                          $    327       $ (2,753)      $    540
Nondeductible acquisition expenses                     --             --              358
In-process research and development                    --              765           --
Foreign tax rate differential                          --             --              214
Change in valuation allowance                           (32)          --             (862)
Other                                                    32             78            227
                                                   --------       --------       --------
Tax provision (benefit)                            $    327       $ (1,910)      $    477
                                                   ========       ========       ========


Components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                               June 30,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------

Deferred Tax Assets
   Tax credit carryforwards                              $ 2,387       $ 1,949
   Net operating loss carryforward                         2,592         3,504
   Depreciation                                              412           365
   Reserves and other accrued expenses not
      currently deductible for tax purposes                2,190         1,499
   Undistributed earnings in foreign subsidiaries             42            27
   Other                                                     340          --
                                                         -------       -------
         Total deferred tax assets                         7,963         7,344

Deferred Tax Liabilities
   Capitalized software development costs
      currently deductible for tax purposes               (2,001)       (2,334)
   Other                                                    --            (229)
                                                         -------       -------
         Total deferred tax liabilities                   (2,001)       (2,563)

Total net deferred tax assets                              5,962         4,781
Valuation allowance                                       (2,560)       (2,871)
                                                         -------       -------
Net deferred tax assets, net of valuation allowance      $ 3,402       $ 1,910
                                                         =======       =======

At June 30, 1998, the Company has research and development tax credit carryforwards of $1,690,000 for Federal tax purposes, which expire between 2006 and 2009 and the Company has foreign tax credit carryforwards of $376,000 which expire in 2003. In addition, the Company has alternative minimum tax credit carryforwards of $321,000 that may be carried forward indefinitely as a credit against the Company's current tax liability. The Company also has net operating loss carryforwards of $2,592,000 for federal tax purposes that expire between 2009 and 2011. The annual utilization of these carryforwards will be limited.

As required by SFAS 109, the Company has recognized deferred tax assets for these tax credit and net operating loss carryforwards. Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance with respect to a portion of the deferred tax assets as the Company does not deem the full recovery of such amounts at this time to be more likely than not. The valuation allowance decreased by $311,000 in fiscal 1998 recognizing previously unbenefited losses, a portion of which will be credited to additional paid in capital rather than a reduction of federal income tax expense. Management's assessment is based upon current and anticipated operations, current tax laws, and other qualitative and quantitative factors. In subsequent periods, the Company may adjust the valuation allowance, to the extent that utilization of the deferred tax asset is more likely than not, as defined by SFAS 109.

9.   SHAREHOLDERS' EQUITY

PREFERRED STOCK

None of the Company's 10,000,000 authorized shares of Preferred Stock are issued at June 30, 1998.

STOCK OPTIONS

The Company has reserved 6,400,000 shares of its Common Stock for issuance in connection with its stock option plans for employees and non-employees, which are administered by the Company's Stock Option Committee.

Up to 100,000 of the 6,400,000 shares available may be granted as restricted stock awards. The stock is restricted because recipients receive the stock only upon completing a specified objective or period of employment, generally one to five years. The shares are considered issued when awarded, but the recipient does not own and cannot sell the shares during the restriction period.

As of June 30, 1998, approximately 807,000 shares remained available for grant, of which approximately 72,000 may be granted as restricted shares.

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

A summary of the Company's stock option activity, and related information for the years ended June 30, 1996, 1997, and 1998, follows:

                                       1996                         1997                        1998
                               ---------------------       ----------------------       ---------------------
                                            Weighted                     Weighted                    Weighted
                                             Average                      Average                    Average
                                            Exercise                     Exercise                    Exercise
                               Options        Price        Options         Price        Options       Price
                               ---------------------       ----------------------       ---------------------

Outstanding at
     beginning of year         1,128,744     $  6.64       1,213,002      $  9.16       1,618,641     $ 6.06
         Granted                 625,782       11.80       1,674,024         5.57       1,415,424       8.58
         Exercised              (421,008)       6.76         (12,053)        7.08        (353,451)      6.31
         Canceled               (120,516)       7.71      (1,256,332)        8.39        (283,320)      7.82
                               ---------                   ---------                    ---------
Outstanding at end of  year    1,213,002                   1,618,641                    2,397,294
                               =========                   =========                    =========

Exercisable at end of year       183,773     $  7.48         289,963      $  6.98         585,857     $ 6.91
                               =========                   =========                    =========

Weighted-average fair
value of options granted
during the year                $    8.07                   $    3.84                    $    5.02
                               =========                   =========                    =========
Weighted-average fair
value of purchase rights
granted during the year        $    5.84                   $    2.45                    $    2.33
                               =========                   =========                    =========

The following is additional information relating to options outstanding as of June 30, 1998:

                           Options Outstanding                                       Options Exercisable
---------------------------------------------------------------------------    ---------------------------------
                                      Weighted Average        Weighted                             Weighted
     Exercise            Number           Remaining           Average              Number           Average
    Price Range       Outstanding     Contractual Life     Exercise Price        Exercisable    Exercise Price
---------------------------------------------------------------------------    ---------------------------------

$  0.01 - $  5.00        700,992            2.97              $  4.78              181,552         $  4.91
$  5.01 - $  9.00        694,406            3.40              $  6.48              229,524         $  6.47
$  9.01 - $ 10.00        758,125            4.35              $  9.13              143,000         $  9.13
$ 10.01 - $ 16.00        243,771            4.42              $ 11.22               31,781         $ 11.58

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           Year Ended June 30,
                                            1998                  1997                   1996
                                      ------------------    ------------------    -------------------

Expected term:
     Stock options                            3.6 years             5.0 years              5.0 years
     Employee stock purchase plan             .95 years             .79 years              .60 years
Interest rate                                     5.80%                 5.80%                  5.50%
Volatility                                       69.86%                81.13%                 81.13%
Dividends                                            0%                    0%                     0%

On May 1, 1997, the Board of Directors approved a plan to reprice the Company's outstanding stock options. As a result, 627,600 options with exercise prices ranging from $4.94 to $16.00 per share were repriced at $4.94 per share, the fair market value at the date of the repricing. These options will vest 25 percent pro rata over the first three years following the date of grant and 75 percent over the first to occur of four years from the date of the grant or 25 percent ratably upon the Company's stock price reaching specified thresholds. The fair value of these options was estimated at the date of grant using the factors previously described and has been reflected in the tables above as part of the options granted and canceled during 1997.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                       Year ended June 30,
                                                               1998            1997           1996
                                                            ------------    -----------    ------------

Pro forma net income (loss)                                 $ (1,199)       $ (6,804)      $     863
                                                            ========        ========       =========

Pro forma basic and diluted income (loss) per share         $  (0.11)       $  (0.66)      $    0.09
                                                            ========        ========       =========

EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1 percent to 10 percent of gross earnings. Shares are purchased by participants at the lower of 85 percent of the fair market value per share at the beginning or ending of each offering period. As of June 30, 1998, 1,300,000 shares were authorized for the plan, approximately 862,000 shares were issued, and approximately $91,000 had been withheld for the purchase of shares for the November 1998 offering period.

10.  EMPLOYEE BENEFIT PLAN

The Micrografx, Inc. 401(k) Savings Plan allows eligible employees to elect to reduce their current compensation by up to 15 percent, subject to certain maximum dollar limitations prescribed by the Internal Revenue Code ($10,000 in 1998), and have the amount contributed to the plan as salary deferral contributions. The Company may make employer contributions to the plan at the discretion of the Board of Directors. During fiscal 1998, 1997 and 1996, the Company contributed approximately $244,000, $192,000, and $128,000 to the plan, respectively. At June 30, 1998, there were approximately 167 participants in the plan.

11.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse space and certain equipment under non-cancelable operating lease agreements. Rent expense of $1,302,000, $1,455,000, and $1,348,000, was recorded for the years ended June 30, 1998, 1997 and 1996, respectively. Future minimum lease payments for operating leases are as follows (in thousands):

                         Years Ending June 30,
          ----------------------------------------------------

          1999                                          1,076
          2000                                            649
          2001                                            421
          2002                                            226
          2003                                            163
          Thereafter                                       22
                                                      -------
                                                      $ 2,557
                                                      =======

LITIGATION

The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

12.  RESTRUCTURING AND ACQUISITION CHARGES

RESTRUCTURING CHARGES

Effective December 31, 1996, J. Paul Grayson resigned as Chairman of the Board and Chief Executive Officer of the Company. An evaluation of the Company's organization and operations resulted in the decision to make certain organization changes. These changes resulted in a charge of $1.8 million for the termination of seven members of management. The Company also recorded a $0.2 million charge related to the termination of commitments made by the previous management for which no future benefit will be received. As of June 30, 1998, the Company has paid approximately $1.7 million in termination benefits under this restructuring. Approximately $0.2 million of this charge remains classified as an accrued liability as of June 30, 1998.

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

The fiscal 1996 charges resulting from the acquisition consisted of the following (in thousands):

               Acquisition transaction costs                 $ 1,115
               Asset write-downs:
                  Inventory and accounts receivable              840
                  Acquired product rights                        158
                  Fixed assets                                   241
               Severance and other                             1,025
                                                             -------
               Total acquisition charges                     $ 3,379
                                                             =======

The severance charges resulted from the closing of Visual's general and administrative support office and the related termination of 21 Visual employees.

13.  SEGMENT INFORMATION

The Company operates in a single industry segment: the development, marketing and support of personal computer applications and systems software products. Virtually all products sold in Europe are manufactured in the Netherlands. Substantially all other products are manufactured in Richardson, Texas. Net revenues for each segment include only sales to unaffiliated customers; there were no intra-segment revenues for the periods presented. Income (loss) from operations represents net revenues less cost of goods sold and operating expenses for each geographical region. In fiscal 1998, 1997 and 1996, cost of revenues include direct costs incurred by each segment and an allocation of amortization of capitalized software development costs and acquired product rights. The fiscal 1997 in-process research and development charge and the fiscal 1996 acquisition related charge are reflected in the U.S. Of the fiscal 1997 $2.0 million restructuring charge, approximately $0.9 million is reflected in the U.S., $0.1 million in Germany, and the remaining $1.0 million in Rest of World.

Summary information regarding the Company's geographical regions is presented below (in thousands):

                                                           Years Ended June 30,
                                                -----------------------------------------
                                                    1998           1997           1996
                                                -----------------------------------------

         Net revenues
         United States                            $ 40,212       $ 32,071       $ 34,187
         Germany                                     8,196          6,254         11,111
         Japan                                       4,989          8,118         10,010
         Rest of World                              18,395         18,419         17,611
                                                  --------       --------       --------
              Total                               $ 71,792       $ 64,862       $ 72,919
                                                  ========       ========       ========


         Income (loss) from operations
         United States                            $ (1,711)      $ (6,560)      $    967
         Germany                                       149            132            133
         Japan                                        (221)           346            300
         Rest of World                               2,156         (2,323)          (322)
                                                  --------       --------       --------
              Total                               $    373       $ (8,405)      $  1,078
                                                  ========       ========       ========


         Identifiable assets
         United States                            $ 40,753       $ 29,604       $ 28,990
         Germany                                       519            257          1,005
         Japan                                       1,651          1,907          2,474
         Rest of World                              12,218          7,344          7,629
                                                  --------       --------       --------
              Total                               $ 55,141       $ 39,112       $ 40,098
                                                  ========       ========       ========

14.   SUBSEQUENT EVENT

On August 31, 1998, the Company entered into a lease agreement commencing July 1, 1999, for a new headquarters building in Allen, Texas. The term of the agreement is ten years with base rent due of approximately $810,000 each year for the first three years, approximately $900,000 per year for the following three years, and approximately $990,000 per year for the remainder of the lease.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of Micrografx, Inc.

We have audited the accompanying consolidated balance sheets of Micrografx, Inc. and subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of June 30, 1998 and 1997, listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micrografx, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ Ernst & Young LLP


Dallas, Texas
August 11, 1998,
except for Note 14, as to which the date is September 18, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of Micrografx, Inc.:

We have audited the accompanying consolidated consolidated statements of operations, shareholders' equity and cash flows of Micrografx, Inc. (a Texas corporation) and subsidiaries for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Micrografx, Inc. and subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles.


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

Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 49 of this report

         2.       Financial Statement Schedules

                  The consolidated financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 49 of this report.

         3.       Exhibits

                  The following documents are filed or incorporated by reference as exhibits to this report. The exhibit numbers in the exhibit list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulations S-K.

**       2.1      Agreement and Plan of Merger with Visual Software, Inc. dated as of February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

*        3.1      Articles of Incorporation of the Company, as amended
                  (Exhibit 3.1)

****     3.2      Amendment to Articles of Incorporation of the Company
                  (Exhibit 3.2)

*        3.3      Amended and Restated Bylaws of the Company (Exhibit 3.3)

****     3.4      Amendment to Amended and Restated Bylaws of the Company
                  (Exhibit 3.4)

*        4.1      Specimen stock certificate evidencing the Common Stock
                  (Exhibit 4.1)

*        10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                  (Exhibit 10.2)

***      10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                  (Exhibit 10.3)

*        10.4     Form of International Distributor Agreement used by the
                  Company (Exhibit 10.3)

*        10.5     Cross Licensing Agreement dated December 15, 1989, between the
                  Company and Microsoft Corporation (Exhibit 10.12)

***      10.6     Employee Stock Purchase Plan (Exhibit 10.26)

*****    10.7     Agreement dated September 8, 1993, between the Company and
                  Hallmark Cards, Incorporated. (Exhibit 10.25)

*****    10.8     Micrografx, Inc. 1995 Stock Option Plan.  (Exhibit 10.27)

*****    10.9     Micrografx, Inc. 1993 Restricted Stock Plan.  (Exhibit 10.28)

******   10.10    Micrografx, Inc. 1995 Director Stock Option Plan
                  (Exhibit 10.29)

*******  10.11    Employment agreement dated February 13, 1997, between the
                  Company and Doug Richard. (Exhibit 10.11)

******* 10.12     Compensation agreement dated May 21, 1997, between the Company and Russell Hogg. (Exhibit 10.12)

******** 10.13    License Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (Exhibit 10.1)

******** 10.14    Noncompetition Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (Exhibit 10.2)

         10.15 Revolving credit agreement dated April 1, 1998, between the Company and BankBoston, N.A.

         10.16 Lease agreement dated August 31, 1998, between Prentiss Properties Acquisition Partners, L.P. and the Company.

*********10.17    Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.

         21.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP

         23.2     Consent of Arthur Andersen LLP

         27       Financial Data Schedule


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

      ******* Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

      ******** Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K dated June 30, 1998

      *********   Portions of this exhibit have been omitted pursuant to a
                  request for confidential treatment.


(b) Reports on Form 8-K. During the first quarter of 1999, Micrografx, Inc. filed Current Reports on Form 8-K relating to the following events:

         1.   June 30, 1998 (date of earliest event reported: June 30, 1998)
              Item 2. Acquisition or disposition of assets--reported that Micrografx, Inc. granted to Cendant Software Corporation ("Cendant") a nonexclusive, irrevocable, perpetual, worldwide right and license to (a) a series of Personal creativity graphics technologies, (b) information relating to the customers who have purchased products based on the aforementioned technologies, (c) marketing information related to those products, and (d) all associated intellectual property rights. The Company retains ownership of all items licensed to Cendant but the Company has agreed not to compete with Cendant's products other than products marketed to business users.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14 (a)


                                                                                                        PAGE
                                                                                                        ----

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets at June 30, 1998, and 1997.............................................27
      Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997, and 1996............29
      Consolidated Statements of Shareholders' Equity for the Years Ended
         June 30, 1998, 1997, and 1996...................................................................30
      Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, and 1996............31
      Notes to Consolidated Financial Statements.........................................................32
      Reports of Independent Public Accountants..........................................................44



CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      Report of Independent Public Accountants...........................................................51
      Schedule II - Valuation and Qualifying Accounts....................................................52



All other schedules are omitted as the required information is inapplicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1998.

                                  MICROGRAFX, INC.


                                  By:        /s/ Douglas M. Richard
                                           ------------------------------------
                                           Douglas M. Richard
                                           Chief Executive Officer and Interim
                                           Chief Financial Officer
                                           (Principal Executive and Financial
                                           Officer)

                                  By:        /s/ Darryl R. Halbert
                                           ------------------------------------
                                           Darryl R. Halbert
                                           Vice President, Controller and Chief
                                           Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


           SIGNATURE                                    TITLE                                  DATE
           ---------                                    -----                                  ----

  /s/ Russell Hogg                      Chairman of the Board of Directors           September 21, 1998
---------------------------------
Russell Hogg

  /s/ Douglas M. Richard                Director                                     September 21, 1998
---------------------------------
Douglas M. Richard

  /s/ Eugene P. Beard                   Director                                     September 21, 1998
---------------------------------
Eugene P. Beard

  /s/ Robert Kamerschen                 Director                                     September 21, 1998
---------------------------------
Robert Kamerschen

  /s/ Seymour Merrin                    Director                                     September 21, 1998
---------------------------------
Seymour Merrin

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards, the 1996 consolidated financial statements of Micrografx, Inc. (a Texas corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 2, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic 1996 consolidated financial statements and, in our opinion, based on our audit, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic 1996 consolidated financial statements taken as a whole.



                             /s/ Arthur Andersen LLP




Dallas, Texas
   August 2, 1996

                                   SCHEDULE II
                        MICROGRAFX, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                               Balance At       Charged         Charged                              Balance
                                Beginning       To Costs       To Other                              at End
        Description             of Period     and Expenses   Accounts (b)      Deductions           of Period
---------------------------------------------------------------------------------------------    ----------------

Years Ended June 30,

1996
--------------------------
Allowance for doubtful
   accounts:                      $   411       $ 126          $  --           $ 205 (a)             $   332
Allowance for sales
   returns:                       $ 1,335       $ 600(c)       $  26           $   --                $ 1,961

1997
--------------------------
Allowance for doubtful
   accounts:                      $   332       $ 256          $  --           $ 249 (a)             $   339
Allowance for sales
   returns:                       $ 1,961       $  --          $  (9)          $  10 (a)             $ 1,942

1998
--------------------------
Allowance for doubtful
   accounts:                      $   339       $  37          $   --          $  33 (a)             $   343
Allowance for sales
   returns:                       $ 1,942       $  --          $ (578)         $   --                $ 1,364


(a) Represents amounts written-off during the year, net of recoveries.

(b) The allowance for sales returns is recorded as a reduction of revenues.

(c) Represents allowance for Visual sales returns included in the acquisition charges.

                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                                          DESCRIPTION
     ------                                          -----------


**       2.1      Agreement and Plan of Merger with Visual Software, Inc. dated as of February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request).  (Exhibit 2)

*        3.1      Articles of Incorporation of the Company, as amended (Exhibit 3.1)

****     3.2      Amendment to Articles of Incorporation of the Company (Exhibit 3.2)

*        3.3      Amended and Restated Bylaws of the Company (Exhibit 3.3)

****     3.4      Amendment to Amended and Restated Bylaws of the Company (Exhibit 3.4)

*        4.1      Specimen stock certificate evidencing the Common Stock (Exhibit 4.1)

*        10.1     Incentive and Nonstatutory Stock Option Plan, as amended (Exhibit 10.2)

***      10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan (Exhibit 10.3)

*        10.4     Form of International Distributor Agreement used by the Company (Exhibit 10.3)

*        10.5     Cross Licensing Agreement dated December 15, 1989, between the Company and Microsoft
                  Corporation (Exhibit 10.12)

***      10.6     Employee Stock Purchase Plan (Exhibit 10.26)

*****    10.7     Agreement dated September 8, 1993, between the Company and Hallmark Cards, Incorporated.
                  (Exhibit 10.25)

*****    10.8     Micrografx, Inc. 1995 Stock Option Plan. (Exhibit 10.27)

*****    10.9     Micrografx, Inc. 1993 Restricted Stock Plan. (Exhibit 10.28)

******   10.10    Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit 10.29)

*******  10.11    Employment Agreement dated February 13, 1997, between the Company and Doug Richard. (Exhibit
                  10.11)

*******  10.12    Compensation agreement dated May 21, 1997, between the Company and Russell Hogg. (Exhibit 10.12)

******** 10.13    License Agreement between Micrografx, Inc. and Cendant Software Corporation (Exhibit 10.1)

******** 10.14    Noncompetition Agreement between Micrografx, Inc. and Cendant Software Corporation (Exhibit
                  10.2)

         10.15    Revolving credit agreement dated April 1, 1998, between the Company and BankBoston, N.A.

         10.16    Lease agreement dated August 31, 1998, between Prentiss Properties Acquisition Partners, L.P. and the Company.

*********10.17    Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company
                  Properties, Inc.

         21.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP

         23.2     Consent of Arthur Andersen LLP

         27       Financial Data Schedule

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

      ******* Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

      ******** Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K dated June 30, 1998

      *********   Portions of this exhibit have been omitted pursuant to a
                  request for confidential treatment.