Form 10-K405/A
period 1998-06-30
MICROGRAFX INC
filed 1998-09-30
CIK 756497

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A

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

                         COMMISSION FILE NUMBER 0-18708

                              -------------------

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

       Registrants telephone number, including area code: (972) 234-1769

                              -------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant at August 31, 1998, was approximately $98,812,917.

On August 31, 1998, there were 11,123,607 shares outstanding of the registrants Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held November 5, 1998 are incorporated by reference into Part III.

Micrografx, Inc., a Texas corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 23, 1998.


================================================================================

     The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Companys Annual Report on Form 10-K.

     The Company hereby amends and restates in its entirety each of the following items of the Companys Annual Report on Form 10-K.

                                    PART III

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICROGRAFX, INC.


                                   By: /s/ Darryl R. Halbert
                                      -----------------------------------------
                                       Darryl R. Halbert
                                       Vice President of Finance,
                                       Controller and Chief Accounting Officer
                                       (Principal Accounting Officer)
Date:   September 30, 1998