Form 10-Q
period 1998-09-30
MICROGRAFX INC
filed 1998-11-13
CIK 756497

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

                For the quarterly period ended September 30, 1998

                                       or

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

     As of October 31, 1998, 11,005,073 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                     PART I.

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of                             3
                  September 30, 1998 and June 30, 1998

                  Consolidated Statements of Operations for the                           4
                  three months ended September 30, 1998 and 1997

                  Condensed Consolidated Statements of Comprehensive Income               5
                  for the three months ended September 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows for the                 6
                  three months ended September 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements                    7

Item 2.           Management's Discussion and Analysis of Financial                       8
                  Condition and Results of Operations

                                    PART II.

Item 1.           Legal Proceedings                                                      14

Item 6.           Exhibits and Reports on Form 8-K                                       14


                  SIGNATURES                                                             15

                                MICROGRAFX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  SEPTEMBER 30,      JUNE 30,
                                                                      1998             1998
                                                                  ------------     ------------
                                                                   (Unaudited)
                                ASSETS

Current assets:
     Cash and cash equivalents                                    $     23,386     $     26,483
     Short-term investments                                              3,529            1,584
     Accounts receivable, less allowances of $2,436 and $3,049          12,428           12,712
     Inventories                                                           738              980
     Deferred tax asset                                                    568            1,135
     Other current assets                                                1,817            1,379
                                                                  ------------     ------------
         Total current assets                                           42,466           44,273

Property and equipment, net                                              1,787            1,946

Capitalized software development costs
     and acquired product rights, net                                    5,940            5,884

Other assets                                                             3,370            3,038
                                                                  ------------     ------------
         Total assets                                             $     53,563     $     55,141
                                                                  ============     ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable                                   $      5,169     $      6,104
     Deferred revenue                                                   12,086           11,933
     Other accrued liabilities                                           7,563            8,124
                                                                  ------------     ------------
         Total current liabilities                                      24,818           26,161

Deferred income taxes and other liabilities                                421              410

Shareholders' equity                                                    28,324           28,570
                                                                  ------------     ------------
         Total liabilities and shareholders' equity               $     53,563     $     55,141
                                                                  ============     ============

See accompanying notes.

                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                          1998              1997
                                                      ------------      ------------
Net revenues                                          $     15,738      $     15,531
Cost of revenues                                             3,084             4,706
                                                      ------------      ------------
     Gross profit                                           12,654            10,825

Operating expenses:
   Sales and marketing                                       8,278             8,022
   General and administrative                                1,562             1,510
   Net research and development                              2,085             2,212
                                                      ------------      ------------
     Total operating expenses                               11,925            11,744

                                                      ------------      ------------
Income (loss) from operations                                  729              (919)

Interest income                                                362               194
Other income (expense), net                                   (191)             (117)
                                                      ------------      ------------
     Total nonoperating income                                 171                77

                                                      ------------      ------------
Income (loss) before income taxes                              900              (842)

Income tax provision (benefit)                                 315              (295)

                                                      ------------      ------------
Net income (loss)                                     $        585      $       (547)
                                                      ============      ============

Basic and diluted income (loss) per share             $       0.05      $      (0.05)
                                                      ============      ============

Shares used in computing income (loss) per share:
   Basic                                                    11,207            10,472
                                                      ============      ============
   Diluted                                                  11,750            10,472
                                                      ============      ============

See accompanying notes.

                                MICROGRAFX, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)



                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                   1998            1997
                                                -----------     -----------
Net income (loss)                               $       585     $      (547)

Other comprehensive income (loss):
Foreign currency translation adjustments                332             (23)
                                                -----------     -----------
Comprehensive income (loss)                     $       917     $      (570)
                                                ===========     ===========


See accompanying notes.

                                MICROGRAFX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                          1998             1997
                                                       -----------      -----------
Net cash flows from operating activities               $     2,081      $       623

Cash flows from investing activities:
   Proceeds from maturities of short-term investments        2,920              403
   Purchases of short-term investments                      (4,865)            (714)
   Capitalization of software development costs and
       purchases of acquired product rights                 (1,908)          (1,401)
   Payments for purchases of property and equipment           (380)            (331)
                                                       -----------      -----------
Net cash used in investing activities                       (4,233)          (2,043)

Cash flows from financing activities:
   Proceeds from employee stock programs                     1,364               --
   Treasury stock purchases                                 (2,641)              --
                                                       -----------      -----------
Net cash used by financing activities                       (1,277)              --

Effect of exchange rates on cash and cash equivalents          332              (23)
                                                       -----------      -----------

Net decrease in cash and cash equivalents                   (3,097)          (1,443)
Cash and cash equivalents, beginning of period              26,483           11,150
                                                       ===========      ===========
Cash and cash equivalents, end of period               $    23,386      $     9,707
                                                       ===========      ===========

See accompanying notes.

                                MICROGRAFX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at September 30, 1998, and for the three-month periods ended September 30, 1998 and 1997 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998, included in the 1998 Annual Report to Shareholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of results to be expected for the year ending June 30, 1999.

INVENTORIES

Inventories consist of the following (in thousands):

                                   SEPTEMBER 30, 1998               JUNE 30, 1998
                                   ------------------               -------------
         Raw materials                $       535                     $     720
         Finished goods                       203                           260
                                      -----------                     ---------
                                      $       738                     $     980
                                      ===========                     =========

FOREIGN FORWARD EXCHANGE CONTRACTS

The Company periodically enters into forward foreign exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At September 30, 1998, the Company had forward contracts outstanding to sell 3.0 million German marks for approximately $1.7 million. The difference between the carrying amount and current market settlement value of the forward contracts was approximately $0.1 million.

INCOME (LOSS) PER SHARE

Income (loss) per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     ----------
-
Numerator:
  Net income (loss)                                $       585     $      (547)

Denominator:
  Denominator for basic earnings per
       share - weighted-average shares                  11,207          10,472
  Effect of dilutive employee stock options                543              --
                                                   -----------     -----------
  Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions                   11,750          10,472
                                                   ===========     ===========

Basic and diluted income (loss) per share          $      0.05     $     (0.05)
                                                   ===========     ===========

                                MICROGRAFX, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The Company notes that, with the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Additional information on the factors that could affect the Company's financial results is included in the Company's 1998 Annual Report to Shareholders and other filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors.

GENERAL

Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the State of Texas. The Company develops and markets graphics software that serves to make complex problems simple by making graphics intelligent so people can gain insight and visualize solutions. The Company is focusing on graphics applications software products for business use in three target categories: process management, corporate graphics, and network design applications, which are capable of managing all the graphic imagery for the world's largest corporations. Additionally, the Company seeks to leverage its strong technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

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

                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
Net revenues                                              100%           100%
Cost of revenues                                           20%            30%
                                                          ---            ---
Gross profit                                               80%            70%

Operating expenses:
   Sales and marketing                                     52%            52%
   General and administrative                              10%            10%
   Research and development                                13%            14%
                                                          ---            ---
Total operating expenses                                   75%            76%

Income (loss) from operations                               5%            (6%)

Non operating income, net                                   1%             1%

Income (loss) before income taxes                           6%            (5%)

Income tax provision (benefit)                              2%            (2%)

Net income (loss)                                           4%            (3%)

The following table sets forth net revenues by product category (in thousands) and the percentage relationship to total net revenues. The process management category includes Micrografx FlowCharter(R), Micrografx EnterpriseCharter(TM), Micrografx ISOCharter(TM), and Optima(R). The network design category includes Micrografx NetworkCharter(TM). The corporate graphics category includes Micrografx Graphics Suite(R), Webtricity(R), Simply 3D(R), Picture Publisher(R), Micrografx Designer(R), and Designer Power Pack. The personal creativity category includes American Greetings(R) CreataCard(R) Plus(TM) and American Greetings(R) CreataCard(R) Gold(TM). Revenues from Windows Draw(R) are categorized as either corporate graphics or personal creativity depending on the Company's assessment of the market or channel into which the product is sold. The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of licensing of certain personal creativity software source code to Cendant and TLC.

                                  THREE MONTHS ENDED SEPTEMBER 30,
                               -----------------------------------------
                                1998         %         1997        %
                               -------     -------    -------    -------
Process management             $ 3,766       24%      $ 3,306      21%
Network design                     380        2%           --      --
Corporate graphics               3,867       25%        7,547      49%
Personal creativity              1,045        7%        4,678      30%
Technology                       6,680       42%           --      --
                               =======      ===       =======     ===
Total revenues                 $15,738      100%      $15,531     100%
                               =======      ===       =======     ===

PROCESS MANAGEMENT

The 14 percent increase in process management revenues resulted from the increasing focus the Company has placed on this area. An increase in FlowCharter revenues accounted for most of the increase, while Optima revenues were flat compared to the prior year. EnterpriseCharter and ISOCharter, each released in the second half of fiscal 1998, also contributed slightly to the increase in revenue.

NETWORK DESIGN

In late September 1998, the Company released its first offerings in this category, NetworkCharter and NetworkCharter Pro. The NetworkCharter products are developed in conjunction with another company, ImageNet, Inc. ("ImageNet"). On November 4, 1998, the United States District Court, District of Massachusetts, denied a preliminary injunction motion citing copyright infringement filed by NetSuite Development Corporation ("NetSuite") against ImageNet. The District Courts ruling removed any current restrictions on the Company's ability to continue selling the products. However, the future outcome and effort of any litigation against ImageNet is unknown at this time. Micrografx was not named in any action against Imagenet. Ultimately, a judgement in NetSuite's favor could negatively impact the ability of Micrografx to sell products developed with ImageNet.

CORPORATE GRAPHICS

The Corporate Graphics revenue decline resulted from the combination of aging existing products, the economic decline in Japan, and no new product releases during the quarter. Graphics Suite 2 released in February 1997, is gradually losing its sales momentum compounded by the decline of the retail sector of the Japanese economy. Revenues are also impacted by the Company's diminished retail presence with the assignment of its rights to its personal creativity products.

PERSONAL CREATIVITY

The decline in this category resulted from the Company's assignment of its rights to these products to Cendant and TLC. Future revenues will be insignificant and consist of revenues from multiple pre-existing OEM agreements, most of which expire in the third quarter of fiscal 1999.

TECHNOLOGY

The technology category contains the revenue recognized related to the previously discussed Cendant and TLC relationships. The Company expects to recognize total revenue of approximately $21 million from the relationships of which $3 million was recognized in fiscal 1998, $6.7 million was recognized in the first quarter of fiscal 1999, and the remainder is anticipated to be recognized over the three remaining quarters of fiscal 1999. Recognition is based on contractual obligations and risks assumed, with a higher proportion of the remaining revenue to be recognized in the second quarter of fiscal 1999 than in the third and fourth fiscal quarters. The impact on net income varies each quarter depending on the costs to the Company of those obligations an risks. Although the Company continues to seek other opportunities to license its intellectual property, its success in doing so, as well as the timing and magnitude of revenues resulting from new licensing relationships, is uncertain.

Revenues by geographical region (in thousands) for the three months ended September 30, 1998 and 1997 were as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------------------
                                 1998         %          1997         %
                               ---------    -----     ----------    -----
            Americas           $  10,515       67%    $    8,420       54%
            Europe                 4,262       27%         4,912       32%
            Asia Pacific             961        6%         2,199       14%
                               ---------    -----     ----------    -----
            Total              $  15,738      100%    $   15,531      100%
                               =========    =====     ==========    =====

The revenue increase in the Americas resulted from the agreements with Cendant and TLC partially offset by the decline in personal creativity, most of which is U.S. based. The decline in Europe resulted from the age of the current Graphics Suite version as well as a decline in retail presence due to the licensing of Windows Draw to Cendant. The Asia Pacific decline resulted from the continued weakness in the retail sector of the Japanese economy.

Cost of revenues for the three months ended September 30, 1998 was $3.1 million, or 20 percent of net revenues, compared to $4.7 million, or 30 percent of net revenues, for the three months ended September 30, 1997. The decrease in cost of revenues for the three months ended September 30, 1998 was attributable to revenues from technology licensing, which carried minimal costs. Additionally, with the decline in personal creativity revenues and the focus on selling to corporate customers, the Company is generating a higher percentage of revenue from multi-user licenses versus boxed product sales. Boxed product carries significant costs including box design and creation, manuals, media guides, and CDs, compared to only minor costs associated with multi-user licenses. Royalties also decline as personal creativity revenues decline.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income is mitigated. The impact of year-over-year changes in exchange rates on revenue and net income was not significant.

Sales and marketing expenses for the three months ended September 30, 1998 were $8.3 million, or 52 percent of net revenues, compared to $8.0 million, or 52 percent of net revenues for the same period in the previous year. The increase in sales and marketing expense was attributable to the Company's effort to increase its corporate sales force, severance charges related to the Company's changed focus, and costs related to the Cendant and TLC licensing agreements, offset by savings in Japanese sales and marketing expenses due to the economic decline. The Company expects sales and marketing expenses to decline as a percent of revenue through the end of the fiscal year.

General and administrative expenses for the three months ended September 30, 1998 were $1.6 million, or 10 percent of net revenues, compared to $1.5 million, or 10 percent of net revenues, for the three months ended September 30, 1997. The Company expects general and administrative costs to remain near the current level as a percent of revenue for the near term.

Net research and development expenses for the three months ended September 30, 1998 were $2.1 million, or 13 percent of net revenues, compared to $2.2 million, or 14 percent of net revenues, for the quarter ended September 30, 1997. The decrease is a result of capitalizing more software development costs, offset by an increase in compensation due to the WebKnight acquisition as well as accelerated hiring plans. Gross research and development expense, before capitalization, for the three months ended September 30, 1998 was $3.5 million, or 22 percent of net revenues, compared to $3.1 million, or 20 percent of net revenues for the quarter ended September 30, 1997. The Company expects research and development expense to remain near the current level as a percent of revenue for the near term.

During the three months ended September 30, 1998, the Company capitalized approximately $1.4 million in software development costs and amortized approximately $1.1 million in software development costs. This compares to capitalization of $0.9 million and amortization of $0.9 million during the three months ended September 30, 1997.

For the three months ended September 30, 1998, interest income increased to $0.4 million compared to $0.2 million for the three months ended September 30, 1997. Unfavorable exchange rates resulted in an foreign currency loss of $0.1 million for the three months ended September 30, 1998 and for the three months ended September 30, 1997.

The Company's effective tax rate remained flat at 35 percent for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $23.4 million and short-term investments of $3.5 million.

For the three months ended September 30, 1998, cash used in investing and financing activities exceeded cash provided by operating activities, resulting in a decrease in cash and cash equivalents of $3.1 million. Cash flows from operating activities generated $2.1 million in cash during the three months ended September 30, 1998. Cash provided from operating activities included approximately $5.5 million in net cash inflows from the Cendant and TLC agreements. The Company expects a final payment of approximately $1.5 million from these agreements during the quarter ended December 31, 1998. Other components of cash provided from operating activities include the adjustment for depreciation and amortization of $2.4 million and net income of $0.6 million, partially offset by a decrease in accounts payable of $1.0 million.

The decrease in accounts receivable reserves is primarily due to the reduced need for rebates and cooperative funds typically associated with personal creativity products.

Investing activities used $4.2 million in cash during the three months ended September 30, 1998, primarily due to capitalized software development costs and purchases of acquired product rights of $1.9 million, as well as net purchases of short-term investments of $1.9 million and purchases of equipment of $0.4 million. Cash flows from financing activities used $1.3 million in cash during the three months ended September 30, 1998, due to treasury stock purchases of $2.6 million, partially offset by proceeds from the employee stock programs of $1.4 million.

The Company believes that cash flow from operations as well as existing cash and short-term investments will be sufficient to meet the Company's capital requirements in the short term.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company is assessing the impact that the adoption of SFAS No. 131 will have on its consolidated financial statements.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" (SFAS 132), which is effective for fiscal years beginning after December 15, 1997. The Company does not provide pension or other post-retirement benefits, thus SFAS 132 has no impact on the Company.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is assessing the impact that the adoption of SFAS No. 133 will have on its consolidated financial statements.

YEAR 2000 COSTS

The Company is aware of and is addressing a broad range of issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals on financial and other transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

The Company's financial information system is SAP, which is believed to be Year 2000 compliant. The Company is analyzing its computer systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. Management believes that any remediation costs that may arise to ensure functionality in the Year 2000 would not be material to the Company's operating results.

In addition, the Year 2000 issue could affect the products that the Company sells. The Company believes that the current versions of its products are Year 2000 compliant. The Company's products are subject to ongoing analysis and review.

                                MICROGRAFX, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position or results of operations.


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

                                           MICROGRAFX, INC.



Date:    November 13, 1998                 By  /s/ JOHN M. CARRADINE
                                              ---------------------------------
                                           John M. Carradine
                                           Chief Financial Officer
                                           and Treasurer

                                           By  /s/ DARRYL R. HALBERT
                                              ---------------------------------
                                           Darryl R. Halbert
                                           Vice President, Controller and Chief
                                           Accounting Officer

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.      DESCRIPTION
  -------    ----------
     27.     The Financial Data Schedule required by Item 601(b)(27) of
             Regulation S-K has been included with the electronic filing of this
             Form 10-Q.