Form 10-K405/A
period 1998-06-30
MICROGRAFX INC
filed 1998-11-25
CIK 756497

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant at October 31, 1998, was approximately $97,746,111.

On October 31, 1998, there were 11,005,073 shares outstanding of the registrant's Common Stock.

           The item numbers and responses thereto are in accordance with the requirements of Form 10-K. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Company's Annual Report on Form 10-K.

           The Company hereby amends and restates in its entirety each of the following items of the Company's Annual Report on Form 10-K.


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

                                                            YEARS ENDED JUNE 30,
                                                 ------------------------------------------
                                                   1998             1997             1996
                                                 --------         --------         --------
Net revenues                                       100%             100%             100%
Cost of revenues                                    30%              31%              24%
Gross profit                                        70%              69%              76%

Operating expenses:
   Sales and marketing                              48%              53%              49%
   General and administrative                       10%              12%              11%
   Research and development                         12%              11%              10%
   In-process research and development charge       --                3%              --
   Restructuring charges                            --                3%              --
   Acquisition charges                              --               --                5%
Total operating expenses                            70%              82%              75%

Income (loss) from operations                       --              (13%)              1%

Non operating (income) expense                      (1%)             (1%)             (1%)

Income (loss) before income taxes                    1%             (12%)              2%

Income taxes                                        --               (2%)              1%

Net income (loss)                                    1%             (10%)              1%

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


                                                     YEARS ENDED JUNE 30,
                                       ---------------------------------------------
                                          1998          %           1997          %
                                       ---------------------------------------------
Process management                     $  15,786       22%       $  15,069       23%
Corporate graphics                        31,310       44%          32,723       51%
Personal creativity                       21,671       30%          17,070       26%
Technology                                 3,025        4%               -        0%
                                       ---------------------------------------------

Total revenues                         $  71,792      100%       $  64,862      100%

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

    Tangible and intangible assets                      $  1,016
    Purchased in-process research and development          2,250
    Goodwill                                                 481
                                                        --------
          Total                                         $  3,747


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

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                                      YEARS ENDED JUNE 30,
                                       ---------------------------------------------
                                          1997          %           1996          %
                                       ---------------------------------------------
Americas                               $  33,287        51%      $  35,671       49%
Europe                                    20,839        32%         25,196       34%
Pacific Rim                               10,736        17%         12,052       17%
                                       ---------------------------------------------

Total net revenues                     $  64,862       100%      $  72,919      100%

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

                                                                  QUARTERS ENDED
-------------------------------------------------------------------------------------------------------
                                                9/30/97       12/31/97        3/31/98      6/30/98
                                            -----------------------------------------------------------
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

                                                                 QUARTERS ENDED
-------------------------------------------------------------------------------------------------------
                                                9/30/96       12/31/96        3/31/97      6/30/97
                                            -----------------------------------------------------------
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

As of September 30, 1998, the Company received approximately $19.5 million from the Cendant and TLC agreements, approximately $14 million of which was received on June 30, 1998, with the remainder received during the quarter ended September 30, 1998. The Company expects to receive an additional $1.5 million from these transactions by December 31, 1998.

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

   * 10.13 License Agreement between Micrografx, Inc. and Cendant Software Corporation (Exhibit 10.1)

   * 10.14 Noncompetition Agreement between Micrografx, Inc. and Cendant Software Corporation (Exhibit 10.2)

      10.17 Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.

   * Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K/A dated June 30, 1998

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A-2 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MICROGRAFX, INC.


                                             By  /s/ John M. Carradine
                                                --------------------------------
                                             John M. Carradine
                                             Chief Financial Officer
                                             and Treasurer


Date:      November 25, 1998

                               INDEX TO EXHIBITS

     NO.                                  DESCRIPTION
  --------                                -----------

  *  10.13   License Agreement between Micrografx, Inc. and Cendant Software
             Corporation (Exhibit 10.1)

  *  10.14   Noncompetition Agreement between Micrografx, Inc. and Cendant
             Software Corporation (Exhibit 10.2)

     10.17 Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.

  * Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K/A dated June 30, 1998