Form 10-Q
period 1998-12-31
MICROGRAFX INC
filed 1999-02-11
CIK 756497

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

                For the quarterly period ended December 31, 1998

                                       or

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


     As of January 31, 1999, 11,058,241 shares of the Company's common stock were outstanding.
================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                          PAGE
                                     PART I.
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                         3
                  December 31, 1998 and June 30, 1998

                  Consolidated Statements of Operations for the three and   5
                  six months ended December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the             6
                  six months ended December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements                7

Item 2.           Management's Discussion and Analysis of Financial         9
                  Condition and Results of Operations

                                    PART II.

Item 1.           Legal Proceedings                                        17

Item 4.           Submission of Matters to a vote of Security Holders      17

Item 6.           Exhibits and Reports on Form 8-K                         17

                  SIGNATURES                                               18


ITEM 1.  FINANCIAL STATEMENTS

                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In thousands)


                                                                DECEMBER 31,  JUNE 30,
                                                                   1998        1998
                                                                  --------    -------
                                                                (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                    $15,638    $26,483
      Short-term investments                                         9,628      1,584
      Accounts receivable, less allowances of $2,171 and $3,049      8,701     12,712
      Inventories                                                      602        980
      Deferred tax asset                                               487      1,135
      Other current assets                                           1,391      1,379
                                                                   -------    -------
          Total current assets                                      36,447     44,273

Property and equipment, net                                          1,747      1,946

Capitalized software development costs, net                          3,258      3,191

Acquired product rights, net                                         2,271      2,693

Other assets                                                         3,436      3,038

                                                                   -------    -------
          Total assets                                             $47,159    $55,141
                                                                   =======    =======

     See accompanying notes

                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In thousands)



                                                               DECEMBER 31,  JUNE 30,
                                                                   1998        1998
                                                                 --------     -------
                                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $  4,248   $  4,979
      Accrued compensation and benefits                              1,962      2,578
      Other accrued liabilities                                      3,907      4,230
      Deferred revenue                                               5,534     11,933
      Notes payable to related parties                               1,000      1,125
      Accrued royalties                                                206        976
      Income taxes payable                                             397        340

                                                                  --------   --------
          Total current liabilities                                 17,254     26,161

Notes payable to related parties - non-current                         400        400
Other liabilities                                                       18         10

Shareholders' equity:
      Common stock, $.01 par value, 20,000 shares authorized;
       11,947 and 11,474 shares issued                                 119        115
      Additional capital                                            36,755     33,835
      Retained earnings (deficit)                                      401       (894)
      Cumulative translation adjustment                             (1,079)    (1,537)
      Less - treasury stock (866 and 438 shares), at cost           (6,541)    (2,884)
      Deferred compensation                                           (168)       (65)

                                                                  --------   --------
       Total shareholders' equity                                   29,487     28,570

                                                                  --------   --------
       Total liabilities and shareholders' equity                 $ 47,159   $ 55,141
                                                                  ========   ========

     See accompanying notes.

                                              MICROGRAFX, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                    (In thousands, except per share data)


                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         DECEMBER 31,           DECEMBER 31,
                                     -------------------   ---------------------
                                       1998        1997      1998        1997
                                     --------    -------   --------    --------
Net revenues                         $ 17,045    $19,357   $ 32,783    $ 34,888
Cost of revenues                        3,350      5,508      6,434      10,214
                                     --------    -------   --------    --------
     Gross profit                      13,695     13,849     26,349      24,674

Operating expenses:
   Sales and marketing                  9,027      9,868     17,305      17,890
   General and administrative           1,753      1,558      3,315       3,068
   Net research and development         2,060      1,792      4,145       4,004
                                     --------    -------   --------    --------
     Total operating expenses          12,840     13,218     24,765      24,962

                                     --------    -------   --------    --------
Income (loss) from operations             855        631      1,584        (288)

Interest income                           264        146        626         340
Other income (expense), net               (27)        82       (218)        (35)
                                     --------    -------   --------    --------
     Total non operating income           237        228        408         305

                                     --------    -------   --------    --------
Income before income taxes              1,092        859      1,992          17

Income tax provision                      382        301        697           6

                                     --------    -------   --------    --------
Net income                           $    710    $   558   $  1,295    $     11
                                     ========    =======   ========    ========

Basic income per share               $   0.06    $  0.05   $   0.12    $   0.00
                                     ========    =======   ========    ========

Diluted income per share             $   0.06    $  0.05   $   0.11    $   0.00
                                     ========    =======   ========    ========

     See accompanying notes.

                                                MICROGRAFX, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)

                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                          1998           1997
                                                                        ----------    ----------
Cash flows from operating activities:
Net income                                                              $    1,295    $       11
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                          4,994         4,358
      Deferred compensation                                                     91            --
      Deferred income taxes and other                                          261          (291)
      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                        4,011        (1,969)
           (Increase) decrease in inventories                                  378          (573)
           Decrease in other current assets                                    (12)         (261)
           (Decrease) increase  in payables and accruals                    (2,443)          597
           Decrease in deferred revenue                                     (6,399)         (325)
           Increase in income taxes payable                                     57           146
                                                                        ----------    ----------
                Total adjustments                                              938         1,682
                                                                        ----------    ----------
                Net cash provided by operating activities                    2,233         1,693
                                                                        ----------    ----------

Cash flows from investing activities:
      Proceeds from maturities of short-term investments                     4,873         1,008
      Purchases of short-term investments                                  (12,917)         (957)
      Capitalization of software development costs and
           purchases of acquired product rights                             (3,708)       (3,043)
      Other                                                                   (732)         (751)
                                                                        ----------    ----------
                Net cash used in investing activities                      (12,484)       (3,743)
                                                                        ----------    ----------

Cash flows from financing activities:
      Proceeds from employee stock programs                                  2,585           635
      Treasury stock acquired                                               (3,657)           --
      Payments of notes payable                                               (125)           --
      Tax benefits realized from stock transactions                            145            --
                                                                        ----------    ----------
                Net cash (used in) provided by financing activities         (1,052)          635
                                                                        ----------    ----------

Effect of exchange rates on cash and cash equivalents                          458          (127)

Net decrease in cash and cash equivalents                                  (10,845)       (1,542)
Cash and cash equivalents, beginning of period                              26,483        11,150
                                                                        ----------    ----------
Cash and cash equivalents, end of period                                $   15,638    $    9,608
                                                                        ==========    ==========

See accompanying notes.

                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at December 31, 1998, and for the three and six-month periods ended December 31, 1998 and 1997 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998, included in the 1998 Annual Report to Shareholders. The results of operations for the period ended December 31, 1998 are not necessarily indicative of results to be expected for the year ending June 30, 1999.

REVENUE RECOGNITION
Revenue from products licensed to original equipment manufacturers (OEMs) is recorded when OEMs ship licensed products while revenue from multi-user licenses is recorded when the software has been delivered. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. In connection with the sale of certain products, the Company provides free telephone support service to customers. The Company does not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant, the support is provided within one year after the associated revenue is recognized (the vast majority of the support actually occurs within three months) and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment. Provisions are recorded for returns and bad debts based on historical experience.

INVENTORIES
Inventories consist of the following (in thousands):

                              DECEMBER 31, 1998             JUNE 30, 1998
                           ----------------------      ----------------------

   Raw materials            $       394                  $     720
   Finished goods                   208                        260
                           ----------------------      ----------------------
                            $       602                  $     980
                           ======================      ======================

FOREIGN FORWARD CURRENCY EXCHANGE CONTRACTS
The Company periodically enters into forward foreign currency exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At December 31, 1998, the Company had forward contracts outstanding to sell 1.2 million German marks for approximately $700,000. The difference between the carrying amount and current market settlement value of the forward contracts was not significant.

COMPREHENSIVE INCOME
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income is $836,000 and $454,000, respectively, for the three months ended December 31, 1998 and December 31, 1997. Comprehensive income is $1.8 million for the six months ended December 31, 1998 compared to a comprehensive loss of $116,000 for the six months ended December 31, 1997.

INCOME PER SHARE
Income per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 DECEMBER 31,         DECEMBER 31,
                                              -----------------   -----------------
                                               1998      1997      1998      1997
                                              -------   -------   -------   -------
Numerator:
  Net income                                  $   710   $   558   $ 1,295   $    11

Denominator:
  Denominator for basic earnings per
       share - weighted average shares         11,024    10,539    11,116    10,503
  Effect of dilutive employee stock options       280       529       411       377
                                              -------   -------   -------   -------
  Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions          11,304    11,068    11,527    10,880
                                              =======   =======   =======   =======

Basic income per share                        $  0.06   $  0.05   $  0.12   $  0.00
                                              =======   =======   =======   =======
Diluted income per share                      $  0.06   $  0.05   $  0.11   $  0.00
                                              =======   =======   =======   =======

In accordance with FAS 128, options to purchase 379,423 and 300,291 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the three and six months ended December 31, 1998, respectively. Options to purchase 881,750 and 921,750 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the three and six months ended December 31, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's iGrafx(TM) products to be released in the second half of the Company's fiscal year, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

GENERAL
Micrografx, Inc. ("Micrografx" or the "Company"), was founded in 1982 and incorporated in 1984 in the State of Texas. The Company develops and markets graphics software that serves to make complex problems simple by making graphics intelligent, so people can gain insight and visualize solutions. The Company is focusing on graphics applications software products for business use in three target categories: process management, corporate graphics, and network design applications, which are capable of managing all the graphic imagery for the world's largest corporations. Additionally, the Company seeks to leverage its strong technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, in addition to its business graphics software, the Company developed and marketed products for the personal creativity consumer market. Micrografx has been one of the premier companies competing in this market with such popular titles as Crayola(TM) Art Studio(TM), Hallmark Connections(TM) Card Studio(TM), American Greetings(R) CreataCard(R) Plus(TM) and CreataCard(R) Gold(TM), and Windows Draw(R). In light of recent consolidation in the consumer software market and extremely aggressive retail programs from competitors, the Company has chosen to shift its resources to the more rapidly growing enterprise graphics market.

As a result of, and in line with its objective to leverage its strong technology base, the Company formed a strategic relationship with Cendant Software Corporation ("Cendant") effective June 30, 1998, whereby Micrografx licensed Cendant a series of core personal creativity graphics technologies, information relating to the customers who have purchased products based on the aforementioned technologies, marketing information related to those products, and certain associated intellectual property rights. Additionally, Micrografx entered into a combination of worldwide publishing and distribution agreements with Cendant for two personal creativity software titles, Windows Draw(R)Print Studio(R) and Micrografx SnapShot(TM). The agreements with Cendant allow the Company to make significant progress in de-emphasizing the consumer software market.

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

In January 1999, the Company announced its iGrafx(TM) System(R) of business graphics products. The iGrafx System is intended to meet the needs of all levels of users, from the person who occasionally views pictures, diagrams or drawings to the high-end professional who spends the entire day creating business graphics. The base level of functionality consists of iGrafx Business and iGrafx Share. Both products are included throughout the entire iGrafx System. iGrafx Share allows users to view and use existing business graphics in Microsoft Office applications. iGrafx Business allows the user to create, edit, or view business graphics, and contains powerful drawing, image-editing, and 3D graphics features. iGrafx Business and iGrafx Share are intended for deployment on all computers within an organization and English versions are currently available. iGrafx Designer(R), an extension of the Company's Designer(R) product, was also announced and is expected to ship in the second half of fiscal 1999. The Company also announced three new products in the process management category, iGrafx Professional, iGrafx Process and iGrafx EnterpriseCharter. English versions of the products are expected to begin shipping during the Company's third fiscal quarter of 1999. iGrafx Professional is an extension of the FlowCharter(R) product, iGrafx Process is an extension of the Optima(R) simulation tool, and iGrafx EnterpriseCharter is an extension of the existing EnterpriseCharter(TM) product. The Company expects to release iGrafx Network and iGrafx Network Pro in the second half of fiscal 1999.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             DECEMBER 31,        DECEMBER 31,
                                            --------------      --------------
                                            1998      1997      1998      1997
                                            ----      ----      ----      ----

Net revenues                                100%      100%      100%      100%
Cost of revenues                             20%       28%       20%       29%
                                            ---       ---       ---       ---
Gross profit                                 80%       72%       80%       71%

Operating expenses:
   Sales and marketing                       53%       51%       53%       51%
   General and administrative                10%        8%       10%        9%
   Research and development                  12%        9%       12%       12%
                                            ---       ---       ---       ---
Total operating expenses                     75%       68%       75%       72%

Income (loss) from operations                 5%        4%        5%       (1%)

Non operating income, net                     1%        1%        1%        1%

Income before income taxes                    6%        5%        6%        --

Income taxes                                  2%        2%        2%        --

Net income                                    4%        3%        4%        --

The following table sets forth net revenues by product category (in thousands) and the percentage relationship to total net revenues. The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of licensing of certain personal creativity software source code to Cendant and TLC.

                        THREE MONTHS ENDED DECEMBER 31,        SIX MONTHS ENDED DECEMBER 31,
                       ---------------------------------     ---------------------------------
                        1998       %       1997       %       1998       %       1997       %
                       -------    ---     -------    ---     -------    ---     -------    ---

Process management     $ 3,791     22%    $ 4,023     21%    $ 7,557     23%    $ 7,329     21%
Network design             463      3%         --      --        843      3%         --      --
Corporate graphics       5,489     32%      8,075     41%      9,356     28%     15,622     45%
Personal creativity        988      6%      7,259     38%      2,033      6%     11,937     34%
Technology               6,314     37%         --      --     12,994     40%         --      --
                       -------    ---     -------    ---     -------    ---     -------    ---
Total net revenues     $17,045    100%    $19,357    100%    $32,783    100%    $34,888    100%
                       =======    ===     =======    ===     =======    ===     =======    ===

PROCESS MANAGEMENT
FlowCharter and Optima revenues were relatively unchanged compared to the prior year. EnterpriseCharter and ISOCharter, each released in the second half of fiscal 1998, contributed slightly to the category for fiscal 1999.

NETWORK DESIGN
In late September 1998, the Company released its first offerings in this category, NetworkCharter and NetworkCharter Pro. The NetworkCharter products are developed in conjunction with another company, ImageNet, Inc. ("ImageNet"). On November 4, 1998, the United States District Court, District of Massachusetts, denied a preliminary injunction motion citing copyright infringement filed by NetSuite Development Corporation ("NetSuite") against ImageNet. The District Courts ruling removed any current restrictions on the Company's ability to continue selling the products. However, the future outcome and effect of any litigation against ImageNet is unknown at this time. Micrografx was not named in any action against ImageNet. Ultimately, a judgement in NetSuite's favor could negatively impact the ability of Micrografx to sell products developed with ImageNet.

CORPORATE GRAPHICS
Consistent with approaching the end of some of the Company's corporate graphics products' lifecycle, revenues declined for both the three-month and six-month periods of fiscal 1999 versus the year ago periods. In anticipation of this decline, as described above, the Company announced the iGrafx System of products, with the products shipping at various times throughout the second half of fiscal 1999. Compounding this natural decline of corporate graphics sales is the decline of the retail sector of the Japanese economy, resulting in less revenue from Graphics Suite, a traditional strong seller in Japanese retail software stores. Windows Draw revenue declined $2.3 million and $2.6 million for the three and six months ended December 31, 1998, respectively, compared to the same periods in 1997 as a result of the Company's assignment of its rights to the product to Cendant as previously described. Revenues are also impacted by the Company's diminished retail presence with the assignment of its rights to its personal creativity products.

PERSONAL CREATIVITY
The decline in this category resulted from the Company's assignment of its rights to these products to Cendant and TLC. Future revenues will be insignificant and consist of revenues from multiple pre-existing original equipment manufacturer (OEM) agreements, most of which expire in the third quarter of fiscal 1999.

TECHNOLOGY
The technology category contains the revenue recognized related to the previously discussed Cendant and TLC relationships. The Company expects to recognize total revenue of approximately $21 million from the relationships of which $3.0 million was recognized in fiscal 1998, $6.7 million was recognized in the first quarter of fiscal 1999, $6.3 million was recognized in the second quarter of fiscal 1999 and the remainder is anticipated to be recognized over the two remaining quarters of fiscal 1999. Revenue recognition is based on contractual obligations and risks assumed, with a higher proportion of the revenue recognized in the first and second quarters of fiscal 1999, rather than in the third and fourth fiscal quarters. The impact on net income varies each quarter depending on the costs to the Company of those obligations and risks. Although the Company continues to seek other opportunities to license its intellectual property, its success in doing so, as well as the timing and magnitude of revenues resulting from new licensing relationships, is uncertain.

Net revenues by geographical region (in thousands) for the three and six months ended December 31, 1998, and 1997 were as follows:

                 THREE MONTHS ENDED DECEMBER 31,        SIX MONTHS ENDED DECEMBER 31,
                ---------------------------------     ---------------------------------
                 1998       %       1997       %       1998       %       1997       %
                -------    ---     -------    ---     -------    ---     -------    ---
Americas        $ 9,969     59%    $ 9,708     50%    $20,484     62%    $18,128     52%
Europe            6,493     38%      7,230     37%     10,755     33%     12,142     35%
Asia Pacific        583      3%      2,419     13%      1,544      5%      4,618     13%
                -------    ---     -------    ---     -------    ---     -------    ---
Total           $17,045    100%    $19,357    100%    $32,783    100%    $34,888    100%
                =======    ===     =======    ===     =======    ===     =======    ===

The revenue increase in the Americas resulted from the agreements with Cendant and TLC partially offset by the decline in personal creativity, most of which is U.S. based. Lower revenues in Europe resulted from declining shipments of the current Graphics Suite version and a reduced retail presence due to the licensing of Windows Draw to Cendant. The Asia Pacific decline resulted from the continued weakness in the retail sector of the Japanese economy.

Cost of revenues for the three months ended December 31, 1998, were $3.4 million, or 20 percent of net revenues, compared to $5.5 million, or 28 percent of net revenues, for the three months ended December 31, 1997. The decrease in cost of revenues for the three months ended December 31, 1998, was primarily attributable to revenues from technology licensing, which carry minimal costs. Additionally, with the decline in personal creativity revenues and the focus on selling to corporate customers, the Company is generating a higher percentage of revenue from multi-user licenses versus boxed product sales. Boxed product carries significant costs including box design and creation, manuals, media guides, and CDs, compared to only minor costs associated with multi-user licenses. Royalties also decline as personal creativity revenues decline.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Because European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income is mitigated. The impact of year-over-year changes in exchange rates on revenue and net income was not significant.

Sales and marketing expenses for the three months ended December 31, 1998, were $9.0 million, or 53 percent of net revenues, compared to $9.9 million, or 51 percent of net revenues for the same period in the previous year. The absolute dollar decrease in sales and marketing expense was attributable to the Company's change in business structure, as lower costs are associated with enterprise sales versus retail sales that were targeted in the prior year. In addition, due to the decline of the retail sector of the Japanese economy, the Company has curbed it sales and marketing spending in Japan. Total sales and marketing expenses as a percent of revenue increased due to the significant spending in the second quarter related to the launch of the iGrafx family of products. The Company expects these expenses to decline in absolute dollars through the end of the fiscal year.

General and administrative expenses for the three months ended December 31, 1998, were $1.8 million, or 10 percent of net revenues, compared to $1.6 million, or 8 percent of net revenues, for the three months ended December 31, 1997. The increase is principally a result of compensation and hiring expenses for new employees and executives. The Company expects general and administrative costs to remain at approximately the current level for the near term.

Net research and development expenses for the three months ended December 31, 1998, were $2.1 million, or 12 percent of net revenues, compared to $1.8 million, or 9 percent of net revenues, for the quarter ended December 31, 1997. The increase is a result of compensation and hiring expenses for new employees, offset by capitalizing more software development costs. Gross research and development expenses, before capitalization, for the three months ended December 31, 1998, were $3.3 million, or 19 percent of net revenues, compared to $2.9 million, or 15 percent of net revenues for the quarter ended December 31, 1997. The Company expects research and development expenses to remain at approximately the current level for the near term.

During the three months ended December 31, 1998, the Company capitalized approximately $1.3 million in software development costs and amortized approximately $1.5 million in software development costs. This compares to capitalization of $1.1 million and amortization of $900,000 during the three months ended December 31, 1997.

For the three months ended December 31, 1998, interest income increased to $264,000 compared to $146,000 for the three months ended December 31, 1997. For the three months ended December 31, 1998, exchange rates resulted in no material gain or loss compared to a foreign currency gain of $130,000 for the three months ended December 31, 1997.

The Company's effective tax rate was 35 percent for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $15.6 million and short-term investments of $9.6 million.

For the six months ended December 31, 1998, cash used in investing and financing activities exceeded cash provided by operating activities, resulting in a decrease in cash and cash equivalents of $10.8 million. This decrease is primarily a result of purchases of short-term investments. Cash flows from operating activities generated $2.2 million in cash during the six months ended December 31, 1998. Cash provided from operating activities included approximately $6.9 million in net cash inflows from the Cendant and TLC agreements. The Company expects a final payment of approximately $500,000 from these agreements during the quarter ended March 31, 1999. Of the deferred revenue decrease, $6.3 million was due to the recognition of revenue generated from the Cendant and TLC agreements.

The decrease in accounts receivable reserves is primarily due to the reduced need for rebates and cooperative funds typically associated with personal creativity products.

The Company believes that existing cash and short-term investments will be sufficient to meet the Company's capital and operating requirements in the short term.

EURO CONVERSION
The Company is addressing issues regarding the European Economic Monetary Union's (EMU) single eurocurrency (the "Euro") and is currently able to transact business using this currency. The Company intends to convert the appropriate European ledgers to the Euro after fiscal year ended June 30, 2000, and anticipates no material costs associated with this conversion.

YEAR 2000 COSTS
The Company is aware of and is addressing a broad range of issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 issue is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own infrastructure and systems, its own products and from third parties with which the Company deals on financial and other transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

The Company began an infrastructure and systems review of Year 2000 readiness for the United States Operations in May of 1998, with the objectives of:

-Inventorying all computer, network and telephony-related hardware and software; -Assessing, through both research and testing, whether or not the equipment and software are Y2K compliant;
-Developing plans for upgrading hardware and software to Year 2000 compliant status, decommissioning non-compliant hardware that cannot be upgraded to a compliant state, and replacing software that cannot be upgraded to Year 2000 compliance.

As of February 1, 1999 all mission critical systems and applications in the data center have been reviewed and plans for upgrade, decommissioning or replacement have been developed for systems and applications that are not Year 2000 compliant. Software upgrades and replacement are scheduled to be completed by June 30, 1999.

Workstations, desktop and laptop computers used in the development of the Company's products and in conducting the Company's business are largely newer machines that are reported by their manufacturers to be Year 2000 compliant. A small number of machines have been identified which, due to age or obsolescence, cannot be brought into compliance. The Company plans to decommission and/or replace these machines during the year.

The principal software running on the Company's computers is licensed under corporate maintenance agreements with major vendors that have reported either that their software is currently Year 2000 compliant or that Year 2000 compliant upgrades will be available during calendar year 1999. It is the Company's intent to apply and verify such upgrades as they become available.

Non-compliant hardware is scheduled to be upgraded, decommissioned, or replaced before, or concurrent with, the Company's move to its new headquarters in September of 1999.

The inventory, review, upgrade, replacement and decommissioning plans described herein refer specifically to mission critical corporate standard technology and components. Special purpose hardware, such as may be found in some areas of Development and Quality Assurance, and personal productivity tools that are not covered by corporate standards, are not covered in this plan.

The Company's foreign subsidiaries and contractors access mission critical applications through the services of the Company's wide area network. With regard to centrally administered applications and systems software, the Company's foreign operations are at an equal state of Year 2000 readiness with the Company. The state of the Company's foreign operations with respect to hardware Year 2000 readiness has not yet been assessed. These operations represent a small percentage of the Company's hardware assets, and formal review of their Year 2000 readiness status is scheduled to begin in March, 1999.

The principal costs incurred in addressing Year 2000 issues to date have been managerial and administrative. All essential third-party software is on maintenance agreements, and hardware expenses have already been accounted for in either normal retirement/replacement plans or in the planned expenses for the infrastructure of the new headquarters building.

A small number of internally developed applications are not currently Year 2000 compliant, and the cost of remediation will not be material to the Company's operating results.

Each of the Company's product divisions has completed a Year 2000 assessment of its currently offered products. While this assessment included internal testing of the Year 2000 capabilities of these products, the Company has not had, and has no plans to have, its products tested by an independent third party. The Company believes that the vast majority of its currently offered products are Year 2000 compliant, and expects virtually all of its remaining currently offered products to become compliant by early 1999 through new releases. In any event, the Company expects that all of its currently offered products will be Year 2000 compliant before the end of 1999. Because Year 2000 compliance is generally integrated into its normal product development activities, the Company has not incurred and does not expect to incur any significant incremental expenses in addressing this issue in its product lines. The Company believes that a small number of its customers that receive product support from the Company are operating product versions that may not be Year 2000 compliant or products that the Company has replaced or intends to replace with comparable, Year 2000 compliant products. The Company believes that the vast majorities of such customers are migrating and will continue to migrate to compliant versions and products through new releases, which the Company is strongly encouraging. In addition, certain former customers may be operating non-compliant versions of products in respect of which the Company's agreed-upon product support and warranty periods have expired. The Company has not undertaken an assessment of whether these former customers are taking appropriate steps to address any related Year 2000 issues. The Company does not expect customers who purchase or migrate to current versions of the Company's products to experience any Year 2000 failures caused by such products. In addition, the Company believes that its licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any Year 2000 failures that may be caused by its current or former products. However, there can be no assurance that the Company's expectations and beliefs as to these and related matters will prove to be accurate. Moreover, the Company is aware of a growing number of lawsuits against software vendors and other IT firms involving Year 2000 issues. In addition, regardless of whether the Company's products are Year 2000 compliant, they operate on IT systems consisting of third-party hardware and software, some of which may not be fully Year 2000 compliant. In light of the foregoing factors, there can be no assurance that customers or former customers will not bring claims or proceedings against the Company seeking compensation for losses associated with Year 2000-related failures.

The Company has begun a Year 2000 assessment of its material third party supplier relationships. The assessment is being conducted through formal communications with such suppliers, testing of supplier equipment, systems or interfaces, and a review of the Year 2000 information made publicly available by such suppliers. The Company plans to substantially complete the assessment of these third parties by mid-1999 and, promptly upon discovery of any readiness issues that are material to the Company, begin efforts to obtain adequate readiness assurances from the relevant third parties. There can be no assurance that the Company will receive all information necessary to fully evaluate the Year 2000 readiness of all material suppliers. In addition, the Company relies in various ways, both domestically and internationally, on governments, utilities, communications service providers, financial institutions and other third parties to conduct normal business operations. There can be no assurance that suppliers and other third parties upon which the Company is reliant will not suffer business interruptions caused by Year 2000 issues. Such interruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

Other aspects of the Year 2000 issue may pose additional risks to the Company. Some commentators predict that normal purchasing patterns and trends in the software industry may be affected by customers replacing or upgrading applications or systems to address Year 2000 issues. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products. However, there can be no assurance that Year 2000 issues will not affect future customer purchasing patterns, possibly resulting in lower demand for the Company's products. Furthermore, commentators have predicted that a significant amount of litigation may arise out of Year 2000 compliance issues. Although certain potential litigation scenarios have been described above, the probability of the Company's actual involvement in any lawsuits of this nature and the range of potential outcomes is not estimable at this time. A material adverse outcome in a Year 2000 lawsuit - as is the case with any lawsuit - could have a material adverse effect on the Company's business, financial condition, and results of operations.

Although the Company believes that its Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within the Company's control, there can be no assurance that the Company's efforts will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, or results of operations. The novelty and complexity of the issues presented, the proposed solutions therefore, and the Company's dependence on the preparedness of third parties, are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present many risks that are simply beyond the Company's control, for example, the collateral effects of Year 2000 issues on the economy in general and on the company's business partners and customers in particular. In light of the foregoing, the Company believes that it is not possible to specifically describe its most reasonably likely "worst case" Year 2000 scenario or to quantify the related potential consequences. However, the risks and the potential consequences described above represent management's best judgment of these matters based on currently available information. Except as described above, the Company has not established "contingency plans" to address potential consequences of the Year 2000 issues. The Company intends to continue to evaluate both existing and newly identified Year 2000 risks and to develop and implement such further responsive measures as it deems appropriate.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on November 5, 1998, the following persons were elected to the Board of Directors:

                               Affirmative Votes    Votes Withheld
Russell E. Hogg                    10,474,497            367,248
Eugene P. Beard                    10,476,730            365,015
Robert Kamerschen                  10,475,780            365,965
Seymour Merrin                     10,471,430            370,315
Douglas Richard                    10,475,462            366,283


The following proposals were also approved at the Company's Annual Meeting of Shareholders:

                                                  Affirmative                                     Broker
                                                     Votes      Negative Votes   Abstentions     Non-Votes

Amendment of the Company's 1995 Incentive and      9,559,117       1,259,662        22,966            -
Nonstatutory Stock Option Plan to increase the
number of shares of stock subject to options
annually granted to the Company'semployees from
2,600,000 shares to 3,100,000 shares.

Appointment of Ernst & Young LLP as               10,813,598          12,897        15,250            -
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

                                               MICROGRAFX, INC.



Date:    February 11, 1999                     By  /s/John M. Carradine
                                                  ---------------------
                                               John M. Carradine
                                               Chief Financial Officer
                                               and Treasurer

                                               By  /s/Darryl R. Halbert
                                                  ---------------------
                                               Darryl R. Halbert
                                               Vice President, Controller and
                                               Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.    Description

27. The Financial Data Schedule required by Item 601 (b) (27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.