Form 10-Q
period 1999-03-31
MICROGRAFX INC
filed 1999-05-14
CIK 756497

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

                  For the quarterly period ended March 31, 1999

                                       or

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


     As of May 11, 1999, 11,126,606 shares of the Company's common stock were outstanding.
================================================================================



                                MICROGRAFX, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999

                                Table of Contents

                                                                          PAGE
                                     PART I.

Item 1.  Financial Statements

         Consolidated Balance Sheets as of                                 3
         March 31, 1999, and June 30, 1998

         Consolidated Statements of Operations for the three and           5
         nine months ended March 31, 1999, and 1998

         Consolidated Statements of Cash Flows for the                     6
         nine months ended March 31, 1999, and 1998

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial                 9
         Condition and Results of Operations

                           PART II.

Item 1.  Legal Proceedings                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

         SIGNATURES                                                       19

Item 1.  Financial Statements



                                Micrografx, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                              March 31,     June 30,
                                                                                1999          1998
                                                                             -----------   -----------
                                                                             (Unaudited)
Assets

Current assets:
      Cash and cash equivalents                                                 $ 9,879      $ 26,483
      Short-term investments                                                     10,429         1,584
      Accounts receivable, less allowances of $2,543 and $3,049                   8,645        12,712
      Inventories                                                                   508           980
      Deferred tax asset                                                            358         1,135
      Other current assets                                                        1,668         1,379

                                                                             -----------   -----------
          Total current assets                                                   31,487        44,273

Property and equipment, net                                                       1,750         1,946

Capitalized software development costs, net                                       4,638         3,191

Acquired product rights, net                                                      2,612         2,693

Other assets                                                                      2,617         3,038

                                                                             -----------   -----------
          Total assets                                                       $   43,104    $   55,141
                                                                             ===========   ===========
See accompanying notes.

                                Micrografx, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                              March 31,      June 30,
                                                                                 1999          1998
                                                                             -----------   -----------
                                                                             (Unaudited)
Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                         $  4,096      $  4,979
      Accrued compensation and benefits                                           2,366         2,578
      Other accrued liabilities                                                   2,872         4,230
      Deferred revenue                                                            1,800        11,933
      Notes payable to related parties                                            1,400         1,125
      Accrued royalties                                                             264           976
      Income taxes payable                                                            -           340

                                                                             -----------   -----------
          Total current liabilities                                              12,798        26,161

Notes payable to related parties - non-current                                        -           400
Other liabilities                                                                    20            10

Shareholders' equity:
      Common stock, $.01 par value, 20,000 shares authorized;
       12,018 and 11,474 shares issued                                              120           115
      Additional capital                                                         37,216        33,835
      Retained earnings (accumulated deficit)                                     1,184          (894)
      Cumulative translation adjustment                                          (1,217)       (1,537)
      Less - treasury stock (909 and 438 shares), at cost                        (6,950)       (2,884)
      Deferred compensation                                                         (67)          (65)

                                                                             -----------   -----------
       Total shareholders' equity                                                30,286        28,570

                                                                             -----------   -----------
       Total liabilities and shareholders' equity                            $   43,104    $   55,141
                                                                             ===========   ===========
See accompanying notes.

                                         Micrografx, Inc.
                               Consolidated Statements of Operations
                                            (Unaudited)
                               (In thousands, except per share data)



                                           Three months ended               Nine months ended
                                               March 31,                        March 31,
                                      -----------------------------    -----------------------------
                                          1999            1998             1999            1998
                                      -------------   -------------    -------------   -------------

Net revenues                            $   14,472      $   17,262       $   47,256      $   52,150
Cost of revenues                             1,592           4,754            8,027          14,968
                                      -------------   -------------    -------------   -------------
     Gross profit                           12,880          12,508           39,229          37,182

Operating expenses:
   Sales and marketing                       8,447           8,325           25,752          26,215
   General and administrative                1,455           1,528            4,769           4,598
   Net research and development              1,854           2,364            6,000           6,367
                                      -------------   -------------    -------------   -------------
     Total operating expenses               11,756          12,217           36,521          37,180

                                      -------------   -------------    -------------   -------------
Income from operations                       1,124             291            2,708               2

Interest income                                197             129              823             470
Other expense, net                            (115)            (75)            (333)           (110)
                                      -------------   -------------    -------------   -------------
     Total non operating income, net            82              54              490             360

                                      -------------   -------------    -------------   -------------
Income before income taxes                   1,206             345            3,198             362

Income tax provision                           422             121            1,119             127

                                      -------------   -------------    -------------   -------------
Net income                              $      784      $      224       $    2,079      $      235
                                      =============   =============    =============   =============

Basic income per share                  $     0.07      $     0.02       $     0.19      $     0.02
                                      =============   =============    =============   =============

Diluted income per share                $     0.07      $     0.02       $     0.18      $     0.02
                                      =============   =============    =============   =============
See accompanying notes.


                                Micrografx, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 Nine months ended March 31,
                                                                            --------------------------------------
                                                                                  1999                1998
                                                                            -----------------   ------------------

Cash flows from operating activities:
Net income                                                                     $  2,079            $    235
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                               5,896               6,440
      Deferred income taxes and other                                             1,193                (852)
      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                             4,067              (2,557)
           (Increase) decrease in inventories                                       472                (184)
           (Increase) decrease in other current assets                             (289)                191
           Decrease in payables and accruals                                     (3,169)               (491)
           Decrease in deferred revenue                                         (10,133)               (229)
           Increase (decrease) in income taxes payable                             (340)                454
                                                                            -----------------   ------------------
                Total adjustments                                                (2,303)              2,772
                                                                            -----------------   ------------------
                Net cash (used in) provided by operating activities                (224)              3,007
                                                                            -----------------   ------------------

Cash flows from investing activities:
      Proceeds from maturities of short-term investments                          6,233               3,003
      Purchases of short-term investments                                       (15,078)             (2,533)
      Capitalization of software development costs and
           purchases of acquired product rights                                  (6,060)             (4,627)
      Purchases of property and equipment                                        (1,007)               (830)
      Other                                                                           -                (250)
                                                                            -----------------   ------------------
                Net cash used in investing activities                           (15,912)             (5,237)
                                                                            -----------------   ------------------

Cash flows from financing activities:
      Proceeds from employee stock programs                                       3,073               1,856
      Treasury stock acquired                                                    (4,066)                  -
      Payments of notes payable                                                    (125)                  -
      Tax benefits realized from stock transactions                                 329                   -
                                                                            -----------------   ------------------
                Net cash (used in) provided by financing activities                (789)              1,856
                                                                            -----------------   ------------------

Effect of exchange rates on cash and cash equivalents                               321                (224)

Net decrease in cash and cash equivalents                                       (16,604)               (598)
Cash and cash equivalents, beginning of period                                   26,483              11,150
                                                                            -----------------   ------------------
Cash and cash equivalents, end of period                                       $  9,879            $ 10,552
                                                                            =================   ==================
See accompanying notes.


                                Micrografx, Inc.

                   Notes to Consolidated Financial Statements

Basis of Presentation
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at March 31, 1999, and for the three and nine-month periods ended March 31, 1999, and 1998 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, included in the 1998 Annual Report to Shareholders. The results of operations for the three and nine month periods ended March 31, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 1999.

Revenue Recognition
Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue from products licensed to original equipment manufacturers ("OEMs") is recorded when OEMs ship licensed products while revenue from multi-user licenses is recorded when the software has been delivered. In connection with the sale of certain products, the Company provides free telephone support service to customers. The Company does not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant, the support is provided within one year after the associated revenue is recognized (the vast majority of the support actually occurs within three months) and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment. Provisions are recorded for returns and bad debts based on historical experience.

Inventories
Inventories consist of the following (in thousands):

                               March 31, 1999              June 30, 1998
                          -------------------------   -------------------------

  Raw materials                 $       378                  $     720
  Finished goods                        130                        260
                          -------------------------   -------------------------
                                $       508                  $     980
                          =========================   =========================

Foreign Forward Currency Exchange Contracts
The Company periodically enters into forward foreign currency exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At March 31, 1999, the Company had no forward contracts outstanding.

Comprehensive  Income
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income is $646,000 and $127,000, respectively, for the three months ended March 31, 1999, and March 31, 1998. Comprehensive income is $2.4 million and $11,000, respectively, for the nine months ended March 31, 1999, and March 31, 1998.

Income Per Share
Income per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                   Three Months Ended       Nine months Ended
                                                        March 31,               March 31,
                                                -----------------------  -----------------------
                                                  1999         1998        1999         1998
                                                ----------  -----------  ----------  -----------
Numerator:
  Net income                                        $ 784        $ 224      $2,079       $  235

Denominator:
  Denominator for basic earnings per
       share - weighted average shares             11,076       10,636      11,102       10,547
  Effect of dilutive employee stock options           328          877         387          606
                                                ----------  -----------  ----------  -----------
  Denominator for diluted earnings per
       share - weighted average
       shares adjusted for the dilutive effect
       of stock options                            11,404       11,513      11,489       11,153
                                                ==========  ===========  ==========  ===========

Basic income per share                             $ 0.07       $ 0.02      $ 0.19       $ 0.02
                                                ==========  ===========  ==========  ===========
Diluted income per share                           $ 0.07       $ 0.02      $ 0.18       $ 0.02
                                                ==========  ===========  ==========  ===========

In accordance with FAS 128, options to purchase 356,105 and 322,419 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the three and nine months ended March 31, 1999, respectively. Options to purchase 21,490 and 524,126 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the three and nine months ended March 31, 1998, respectively.

Subsequent Event
On April 16,  1999,  the  Company  purchased  InterCAP  Graphics  Systems,  Inc.
("InterCAP") for $12.15 million. The $12.15 million was funded by paying $3.85 million in cash at close, issuing a short-term promissory note for $2.5 million and issuing a convertible debenture for $5.8 million. The convertible debenture may be converted into approximately 600,000 shares of Micrografx common stock. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement.

Prior to the  purchase,  InterCAP was a wholly owned  subsidiary  of  Intergraph
Corporation. The acquisition will be accounted for as a purchase. The acquisition accelerates the Company's strategy to enable corporations to use graphics and Internet technology to solve real-world business problems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's recently announced
iGrafx(TM) products, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, interrupted purchasing patterns by customers due to Year 2000 spending and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

General

Micrografx, Inc. ("Micrografx" or the "Company"), was founded in 1982 and incorporated in 1984 in the State of Texas. The Company develops and markets graphics software that serves to make complex problems simple by making graphics intelligent, so people can gain insight and visualize solutions. The Company is focusing on graphics applications software products for business use in three target categories: process management, corporate graphics, and network design applications, which are capable of managing all the graphic imagery for the world's largest corporations. Additionally, the Company seeks to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

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

As a result of, and in line with its objective to leverage its strong technology base, the Company formed a strategic relationship with Cendant Software Corporation ("Cendant") effective June 30, 1998, whereby Micrografx licensed Cendant a series of core personal creativity graphics technologies, information relating to the customers who have purchased products based on the aforementioned technologies, marketing information related to those products, and certain associated intellectual property rights. Additionally, Micrografx entered into a combination of worldwide publishing and distribution agreements with Cendant for two personal creativity software titles, Windows Draw(R)Print Studio(R) and Micrografx SnapShot(TM) whereby the Company no longer markets these products. The agreements with Cendant allow the Company to make significant progress in de-emphasizing the consumer software market.

Effective August 31, 1998, Micrografx entered into an agreement that assigned the Company's distribution rights for American Greetings CreataCard Gold and CreataCard Plus to The Learning Company ("TLC"). This assignment of rights to TLC concludes all contractual responsibilities and settles all contractual issues between Micrografx and American Greetings Corporation ("American Greetings"). With this assignment, the Company no longer markets these products and has completed its de-emphasis of the consumer marketplace in order to focus on its business graphics software.

In January 1999, the Company announced its iGrafx(TM) System(R) of business graphics products. The iGrafx System is intended to meet the needs of all levels of users, from the person who occasionally views pictures, diagrams or drawings to the high-end professional who creates very detailed business graphics. The base level of functionality consists of iGrafx(TM) Business and iGrafx(TM) Share. Both products are included throughout the entire iGrafx System. iGrafx Share allows users to view and use existing business graphics in Microsoft Office and other Windows based applications. iGrafx Business allows the user to create, edit, or view business graphics, and contains powerful drawing, image editing, and 3D graphics features. iGrafx Business and iGrafx Share are intended for deployment on all computers within an organization and English versions are currently available. In March 1999 the Company also released two new products in the process management category, iGrafx(TM) Professional and iGrafx(TM) Process. English versions of these products are currently available. iGrafx Professional is an extension of the Micrografx FlowCharter(R) product, and iGrafx Process is an extension of the Optima(R) simulation tool. In the fourth quarter of fiscal 1999, the Company expects to release English versions of iGrafx(TM) Designer, iGrafx(TM) Development, and NetworkCharter Pro as well as localized versions of iGrafx Business, iGrafx Share, iGrafx Professional, and iGrafx Process.

On April 16,  1999,  the  Company  purchased  InterCAP  Graphics  Systems,  Inc.
("InterCAP") for $12.15 million. The $12.15 million was funded by paying $3.85 million in cash at close, issuing a short-term promissory note for $2.5 million and issuing a convertible debenture for $5.8 million. The convertible debenture may be converted into approximately 600,000 shares of Micrografx common stock. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement.

Prior to the  purchase,  InterCAP was a wholly owned  subsidiary  of  Intergraph
Corporation. The acquisition will be accounted for as a purchase. The acquisition accelerates the Company's strategy to enable corporations to use graphics and Internet technology to solve real-world business problems.

Results of Operations
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                 Three Months Ended    Nine Months Ended
                                      March 31,            March 31,
                                -------------------   -------------------
                                  1999      1998        1999      1998
                                --------- ---------   --------- ---------

Net revenues                       100%      100%        100%      100%
Cost of revenues                    11%       27%         17%       29%
                                    ---       ---         ---       ---
Gross profit                        89%       73%         83%       71%

Operating expenses:
   Sales and marketing              58%       48%         54%       50%
   General and administrative       10%        9%         10%        9%
   Research and development         13%       14%         13%       12%
                                    ---       ---         ---       ---
Total operating expenses            81%       71%         77%       71%

Income from operations               8%        2%          6%       --

Non operating income, net           --        --           1%        1%

Income before income taxes           8%        2%          7%        1%

Income taxes                         3%        1%          2%       --

Net income                           5%        1%          5%        1%

The following table sets forth net revenues by product category (in thousands) and the percentage relationship to total net revenues. The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of licensing of certain personal creativity software source code to Cendant and TLC.

                                Three Months Ended March 31,             Nine months Ended March 31,
                           ----------------------------------------  -------------------------------------
                              1999        %        1998        %        1999       %       1998       %
                           ------------ ------- -----------  ------  ----------- ------ ----------- ------

Process management           $   4,299     30%    $  4,761     27%     $ 11,856    25%    $ 12,090    23%
Network design                     206      1%          --     --         1,049     2%          --    --
Corporate graphics               5,162     36%       7,729     45%       14,519    31%      23,351    45%
Personal creativity                994      7%       4,772     28%        3,027     6%      16,709    32%
Technology                       3,811     26%          --     --        16,805    36%          --    --
                           ------------ ------- -----------  ------  ----------- ------ ----------- ------
Total net revenues           $  14,472    100%    $ 17,262    100%     $ 47,256   100%    $ 52,150   100%
                           ============ ======= ===========  ======  =========== ====== =========== ======

Process Management
Management believes that process management revenues were lower during both the three and nine month periods because the sales of historical products declined faster than new products could achieve sales momentum. The Company announced the new products, iGrafx Professional and iGrafx Process in January 1999, thus limiting demand for its two-year-old FlowCharter product. However, the new product releases were delayed since they include a version of Visual Basic for Applications, which was delayed by Microsoft. Despite the late release, English versions of the new products contributed revenue of approximately $900,000. Localized versions of iGrafx Professional and iGrafx Process are scheduled for release in the fourth quarter of fiscal 1999. Optima revenues were relatively unchanged from the prior year.

Network Design
In late September 1998 the Company released its first version of network related documentation and discovery products, NetworkCharter and NetworkCharter Pro. The NetworkCharter products are developed in conjunction with another company, ImageNet, Inc. ("ImageNet"). On November 4, 1998, the United States District Court, District of Massachusetts, denied a preliminary injunction motion citing copyright infringement filed by NetSuite Development Corporation ("NetSuite") against ImageNet. The District Courts ruling removed any current restrictions on the Company's ability to continue selling the products. However, the future outcome and effect of any litigation against ImageNet is unknown at this time. Micrografx was not named in any action against ImageNet. Ultimately, a judgement in NetSuite's favor could negatively impact the ability of Micrografx to sell products developed with ImageNet.

Corporate Graphics
Corporate Graphics product revenues declined for both the three-month and nine-month periods of fiscal 1999 versus the year ago periods. Consistent with the reasons for declining process management revenues, management of the Company believes that new product announcements had a negative effect on existing product sales. The English version of iGrafx Business is available and contributed more than $500,000 of revenue in the current quarter.

Compounding the natural decline of corporate graphics sales is the decline of the retail sector of the Japanese economy, resulting in less revenue from Graphics Suite, a traditional strong seller in Japanese retail software stores. Europe and Asia Windows Draw revenue, which is classified as Corporate Graphics revenue, declined $1.5 million and $4.1 million for the three and nine months ended March 31, 1999, respectively, compared to the same periods in 1998. This decline is a result of the Company's assignment of its rights to the product to Cendant as previously described. Revenues are also impacted by the Company's diminished retail presence with the assignment of its rights to its personal creativity products.

Personal Creativity
The decline in this category resulted from the Company's assignment of its rights to these products to Cendant and TLC. Future revenues will be insignificant and consist of revenues from pre-existing original equipment manufacturer (OEM) agreements, which expire by the end of the current calendar year.

Technology
The technology category contains the revenue recognized related to the previously discussed Cendant and TLC relationships. The Company expects to recognize total revenue of approximately $21 million from the relationships of which $3.0 million was recognized in fiscal 1998, $6.7 million was recognized in the first quarter of fiscal 1999, $6.3 million was recognized in the second quarter of fiscal 1999, $3.8 million was recognized in the third quarter of fiscal 1999, and the remainder is anticipated to be recognized in the fourth quarter of fiscal 1999. Revenue recognition is based on contractual obligations and risks assumed and the impact on net income varies each quarter depending on the costs to the Company of those obligations and risks. Although the Company continues to seek other opportunities to license its intellectual property, its success in doing so, as well as the timing and magnitude of revenues resulting from new licensing relationships, is uncertain.

Net revenues by geographical region (in thousands) for the three and nine months ended March 31, 1999, and 1998 were as follows:

                    Three Months Ended March 31,                   Nine months Ended March 31,
              -----------------------------------------     ------------------------------------------
                 1999         %         1998       %           1999        %         1998        %
              ------------  ------  ------------  ------    -----------  -------  -----------  -------
Americas         $  9,024     62%    $    9,507     55%        $29,509      62%      $27,635      53%
Europe              4,628     32%         6,446     37%         15,383      33%       18,588      36%
Asia Pacific          820      6%         1,309      8%          2,364       5%        5,927      11%
              ------------  ------  ------------  ------    -----------  -------  -----------  -------
Total            $ 14,472    100%      $ 17,262    100%        $47,256     100%      $52,150     100%
              ============  ======  ============  ======    ===========  =======  ===========  =======

A significant portion of the revenue fluctuations for the three and nine months ended March 31, 1999, are related to significant decreases in Windows Draw and CreataCard revenues due to the licensing of those technologies to Cendant and TLC, respectively. Revenue for these geographical regions, excluding revenue for the products that were assigned to TLC or Cendant, for the three and nine months ended March 31, 1999, and 1998 were as follows:

                    Three Months Ended March 31,                   Nine months Ended March 31,
              -----------------------------------------     ------------------------------------------
                 1999         %        1998        %           1999        %         1998        %
              ------------  ------  -----------  -------    -----------  -------  -----------  -------
Americas         $  9,024     62%     $  4,745      44%        $29,509      62%      $11,993      39%
Europe              4,628     32%        5,110      47%         15,383      33%       14,943      49%
Asia Pacific          820      6%          947       9%          2,364       5%        3,689      12%
              ------------  ------  -----------  -------    -----------  -------  -----------  -------
Total            $ 14,472    100%     $ 10,802     100%        $47,256     100%      $30,625     100%
              ============  ======  ===========  =======    ===========  =======  ===========  =======

Included in Americas is technology revenue of $3.8 million for the three months ended March 31, 1999, and $16.8 million for the nine months ended March 31, 1999. Excluding technology revenue, the revenue in Americas and Europe were lower during both the three and nine month periods due to the age of the product versions (approximately 24 months) that were available during most of the quarter and a reduced retail presence related to the Company's focus on sales to corporate users. The age of the product versions impacts revenues as revenue tends to decrease near the end of a version's life cycle. Additionally, the Asia Pacific decline resulted from the continued weakness in the retail sector of the Japanese economy.

Cost of revenues for the three months ended March 31, 1999, were $1.6 million, or 11 percent of net revenues, compared to $4.8 million, or 27 percent of net revenues, for the three months ended March 31, 1998. The lower cost of revenues for the three months ended March 31, 1999, was primarily attributable to the Company's de-emphasis of the personal creativity market. This change in focus has caused an increase in the average selling price of the Company's products thus higher margins are being recognized. With the focus on selling to corporate customers, a higher percentage of the Company's revenue is derived from multi-user licenses versus boxed product sales. Boxed product carries significant costs including box design and creation, manuals, media guides, and CDs, compared to only minor costs associated with multi-user licenses. Personal creativity revenues also carry a much higher third party royalty cost than the Company's corporate products. Finally, amortization related to capitalized software development costs declined as the majority of amounts relating to old products previously capitalized became fully amortized. Amortization of amounts capitalized for the new products was minimal since the products were released late in the quarter.

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

Sales and marketing expenses for the three months ended March 31, 1999, were $8.4 million, or 58 percent of net revenues, compared to $8.3 million, or 48 percent of net revenues for the same period in the previous year. Total sales and marketing expenses as a percent of revenue increased due to the significant spending in the third quarter related to the launch of the iGrafx family of products. The Company expects these expenses to decline in absolute dollars through the end of the fiscal year.

General and administrative expenses for the three months ended March 31, 1999, were $1.5 million, or 10 percent of net revenues, compared to $1.5 million, or 9 percent of net revenues, for the three months ended March 31, 1998. The percentage increase is a result of fixed expenses remaining flat versus a lower revenue base. The Company expects general and administrative costs to remain at approximately the current level for the near term.

Net research and development expenses for the three months ended March 31, 1999, were $1.9 million, or 13 percent of net revenues, compared to $2.4 million, or 14 percent of net revenues, for the quarter ended March 31, 1998. The decrease is a result of capitalizing more software development costs resulting from the increased activity associated with new product releases. Gross research and development expenses, before capitalization, for the three months ended March 31, 1999, were $3.5 million, or 24 percent of net revenues, compared to $3.3 million, or 19 percent of net revenues for the quarter ended March 31, 1998. The Company expects research and development expenses to remain at approximately the current level for the near term.

During  the  three  months  ended  March  31,  1999,  the  Company   capitalized
approximately $1.6 million in software development costs and amortized approximately $400,000 in software development costs. This compares to capitalization of $900,000 and amortization of $800,000 during the three months ended March 31, 1998.

For the three months ended March 31, 1999, interest income increased to $197,000 compared to $130,000 for the three months ended March 31, 1998. For the three months ended March 31, 1999, and March 31, 1998, exchange rates resulted in no material gain or loss.

The Company's effective tax rate was 35 percent for all periods presented.

Liquidity and Capital Resources
At March 31, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $9.9 million and short-term investments of $10.4 million.

For the nine months ended March 31, 1999, cash used in operating, investing and financing activities exceeded net income, resulting in a decrease in cash and cash equivalents of $16.6 million. This decrease is primarily a result of purchases of short-term investments and recognition of deferred revenue. Cash flows from operating activities used $0.2 million in cash during the nine months ended March 31, 1999. Of the deferred revenue decrease, $3.8 occurred in the current quarter and was due to the recognition of revenue generated from the Cendant and TLC agreements.

The decrease in accounts receivable reserves is primarily due to the reduced need for rebates and cooperative funds typically associated with personal creativity products.

Additionally, the Company carries a $5 million line of credit dated as of April 1, 1998, which was amended on March 30, 1999 in order to renew the agreement until March 29, 2000. The Company believes that existing cash and short-term investments will be sufficient to meet the Company's capital and operating requirements in the short term.

Euro Conversion
The Company is addressing issues regarding the European Economic Monetary Union's ("EMU") single eurocurrency (the "Euro") and is currently able to transact business using this currency. The Company intends to convert the appropriate European ledgers to the Euro after fiscal year ended June 30, 2000, and anticipates no material costs associated with this conversion.

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

The Company began an infrastructure and systems review of Year 2000 readiness for the United States Operations in May of 1998, with the objectives of:

o Inventorying all computer, network and telephony-related hardware and software;
o Assessing, through both research and testing, whether or not the equipment and software are Y2K compliant;
o Developing plans for upgrading hardware and software to Year 2000 compliant status, decommissioning non-compliant hardware that cannot be upgraded to a compliant state, and replacing software that cannot be upgraded to Year 2000 compliance.

As of February 1, 1999, all mission critical systems and applications in the data center have been reviewed and plans for upgrade, decommissioning or replacement have been developed for systems and applications that are not Year 2000 compliant. Software upgrades and replacement are scheduled to be completed by June 30, 1999.

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

The inventory, review, upgrade, replacement and decommissioning plans described herein refer specifically to mission critical corporate standard technology and components. Special purpose hardware and software, such as may be found in some areas of Development and Quality Assurance, and personal productivity tools that are not covered by corporate standards, are not covered in this plan because this hardware is not directly used in the running of the business or development of products.

The Company's foreign subsidiaries and contractors access mission critical applications through the services of the Company's wide area network. With regard to centrally administered applications and systems software, the Company's foreign operations are at an equal state of Year 2000 readiness with the Company. The state of the Company's foreign operations with respect to hardware Year 2000 readiness has not yet been assessed. These operations represent a small percentage of the Company's hardware assets, and formal review of their Year 2000 readiness status began in March 1999.

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

Other aspects of the Year 2000 issue may pose additional risks to the Company. Some commentators predict that normal purchasing patterns and trends in the software industry may be affected by customers replacing or upgrading applications or systems to address Year 2000 issues. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products. However, there can be no assurance that Year 2000 issues will not affect future customer purchasing patterns, possibly resulting in lower demand for the Company's products. Furthermore, commentators have predicted that a significant amount of litigation may arise out of Year 2000 compliance issues. Although certain potential litigation scenarios have been described above, the probability of the Company's actual involvement in any lawsuits of this nature and the range of potential outcomes is not estimable at this time. A material adverse outcome in a Year 2000 lawsuit as is the case with any lawsuit - could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          10.1 Revolving credit agreement dated April 1, 1998 between the Company and BankBoston, N.A. (incorporated by reference to
               Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, for the year ended June 30, 1998, filed with the SEC on September 23,
               1998)

          10.2 Amendment to revolving credit agreement dated April 1, 1998 between the Company and BankBoston, N.A.

          27. The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)      Reports on Form 8-K - None

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MICROGRAFX, INC.



Date:    May 14, 1999                        By  /s/John M. Carradine
                                                ---------------------
                                             John M. Carradine
                                             Chief Financial Officer
                                             and Treasurer


                                             By  /s/Darryl R. Halbert
                                                 --------------------
                                             Darryl R. Halbert
                                             Vice President, Controller and
                                             Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.                        Description

     10.1 Revolving credit agreement dated April 1, 1998 between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, for the year ended June 30, 1998, filed with the SEC on September 23, 1998)

     10.2 Amendment to revolving credit agreement dated April 1, 1998 between the Company and BankBoston, N.A.

     27. The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.