Form 10-K405
period 1999-06-30
MICROGRAFX INC
filed 1999-09-28
CIK 756497

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                    505 MILLENNIUM DRIVE, ALLEN, TEXAS 75013
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (214) 495-4000


        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at August 31, 1999, was approximately $50,929,658.

On August 31, 1999, there were 11,227,962 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held November 4, 1999, are incorporated by reference into Part III.

================================================================================



                                MICROGRAFX, INC.
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                TABLE OF CONTENTS



                                                                                PAGE
                                     PART I.

Item 1.    Business...............................................................1

Item 2.    Properties.............................................................9

Item 3.    Legal Proceedings.....................................................10

Item 4.    Submission of Matters to a Vote of Security Holders...................10

                             PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...................................................10

Item 6.    Selected Financial Data...............................................11

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................................12

Item 7 (a) Quantitative and Qualitative Disclosures About Market Risk............31

Item 8.    Financial Statements and Supplementary Data...........................32

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................................54

                             PART III.

Item 10.   Directors and Executive Officers of the Registrant....................54

Item 11.   Executive Compensation................................................54

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management........................................................54

Item 13.   Certain Relationships and Related Transactions........................54

                             PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......54

Item 14 (a)Index to Financial Statements and Financial Statement Schedules.......57

           Signatures............................................................58

           Financial Statement Schedule .........................................59


                                    PART I

ITEM 1.  BUSINESS


FORWARD-LOOKING STATEMENTS

This Form 10-K of Micrografx, Inc., ("Micrografx" or the "Company") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's recently announced iGrafx(TM) products, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, interrupted purchasing patterns by customers due to Year 2000 spending and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

GENERAL

Micrografx, Inc. ("Micrografx" or the "Company"), develops and markets graphics software that gives a company the ability to monitor, evaluate and improve their business processes. The Company is focusing on graphics applications software products for business use in the areas of process management and the management of technical graphics. Additionally, the Company seeks to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, the Company has developed a variety of graphics oriented software products. These products included various technologies such as image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation, and technical drawing. In fiscal year 1997, it became apparent to management and the board of directors that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team of the Company. In 1997, the new management team began the process of determining which technologies the Company should pursue as part of the long-term strategy of the Company. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to maintain profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the long-term strategy.

The first significant steps in the strategic change process were the licensing of Micrografx consumer technologies: drawing, greeting card and consumer image editing, to Cendant Software Corporation ("Cendant") effective June 30, 1998 and the assignment of the Company's distribution rights for American Greetings CreataCard Gold and

CreataCard Plus to The Learning Company ("TLC") in August of 1998. These agreements ended Micrografx development and distribution of these products and completed the Company's de-emphasis of the consumer market in order to focus on the business graphics market. The combined value of these licensing and assignment agreements was approximately $21 million. The $21 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999, depending upon the actual delivery of the technologies and services associated with the agreements.

Subsequent to the de-emphasis of the consumer market, Micrografx concentrated on pursuing three areas of corporate graphics software: process management, corporate graphics and network design. As a result of a slower than expected ramp-up rate of the corporate software business, the Company determined in September of 1999 that it should refine its focus even further to two categories: process management and technical graphics. The process management products are iGrafx Professional, iGrafx Process, Micrografx FlowCharter and Optima. The technical graphics products are iGrafx Designer and ActiveCGM (acquired from Intergraph Corporation on April 16, 1999). These two categories represent the greatest potential as the underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use.

The Company was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of the Company are located at 505 Millennium Drive, Allen, Texas, 75013, and its telephone number is (214) 495-4000. The Company's U.S. operations are based in Allen, Texas, with a development office located in Portland, Oregon and a sales and development office in Annapolis, Maryland. International subsidiaries are located in the United Kingdom, France, Germany, Italy, the Netherlands, Switzerland, Australia, and Japan.


BUSINESS STRATEGY AND PRODUCTS

The Company develops and markets software tools and solutions that are targeted toward corporate needs for enterprise process management and technical graphics. The Company also sells network diagramming and design software and general use graphics software. Additionally, the Company seeks to partner with organizations to maximize the value of its technology base. While some of the technical graphics applications are written for the UNIX(R) environment, the Company's products are generally designed for personal computers utilizing the Microsoft Windows(R) operating environments, which include Windows 95, Windows 98, and Windows NT.

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

ENTERPRISE PROCESS MANAGEMENT APPLICATIONS

Every business has key processes that can be broken down into smaller processes, each eventually describing specific activities across the organization. Enterprise Process Management ("EPM") tools exist to help management supervise this key sequence of events and to assist the organization to perform at optimal levels. Benefits of this effort may include faster time to market with products, improved cost effectiveness, and increased product quality. Today, most businesses address these issues in the context of a single department or project. While this by-department or by-project methodology can yield short-term success, it is a self-limiting approach. EPM delves deeper by providing a disciplined, systematic approach with the potential to yield greater long-term benefits across departments and functional areas of the organization.

The Company believes that graphical visualization software tools provide the best way to document and communicate process information, allowing people to comprehend more information and mentally process more complexity than was possible before. Sophisticated process management tools - when used to their fullest potential - can add significant value, extending far beyond electronic processes. These tools can be used to assess all of the critical factors (such as cycle times, costs, etc.) tied to each step in any kind of process, and can reveal ways to make the system faster, more cost-effective, more efficient or quality oriented, or any combination of these.

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

Micrografx provides tools for each stage of the cycle:

IGRAFX(TM) PROFESSIONAL provides a leading-edge technology base for Micrografx's ongoing process management tool development initiatives. Below the surface, iGrafx Professional incorporates one of the industry's most advanced graphics engines, with superior display and printing technologies designed specifically for the needs of process management. iGrafx Professional creates powerful, interactive diagrams of business processes, workflow, computer networks, Web sites, and databases, among others. iGrafx Professional is fully extensible via Microsoft's Visual Basic for Applications (VBA) version 6.0 for powerful custom solutions and incorporates iGrafx iShapes(TM) technology. iGrafx Professional is the next generation of the Company's FlowCharter(R) product, which is no longer actively marketed. iGrafx Professional was released in March 1999.

IGRAFX(TM) PROCESS, an extension of the iGrafx Professional technology, is a process management tool that wraps an easy-to-use interface around a high-end process simulation engine. iGrafx Process provides robust modeling and simulation capabilities for companies striving to improve internal processes. It is designed to model business processes and perform "what-if" simulations on most business scenarios, allowing the management team to analyze and experiment with company processes without directly impacting the business. Customers are using iGrafx Process to communicate about processes, reduce cycle times, eliminate bottlenecks, understand capacity constraints, re-deploy limited resources, and more. iGrafx Process is fully extensible via VBA 6.0 for powerful custom solutions and incorporates iShapes(TM) technology. iGrafx Process is the next generation of the Company's Optima(R) product, which is no longer actively marketed. iGrafx Process was released in March 1999.

IGRAFX(TM) DEVELOPMENT provides a powerful, flexible, and intelligent development environment for custom graphics solutions. iGrafx Development is an Integrated Development Environment (IDE) that offers documentation and productivity tools on the development features available through iGrafx Process and iGrafx Professional. This new platform delivers limitless capabilities for applications integration, extensions and customization, thanks to an extensive API set and full support for VBA 6.0. This product allows corporate developers and Independent Software Vendors (ISVs) to benefit from the leading-edge graphics and process management technologies available in iGrafx Professional and iGrafx Process. IGrafx Development was released in June 1999.

TECHNICAL GRAPHICS APPLICATIONS

Corporations are looking for help to increase productivity and profitability by exploiting the power of the Web and related technologies. Micrografx offers standards-based products and services that enable companies to leverage valuable investments in engineering drawings, technical illustrations, schematics, and diagrams, and to optimize them for use in innovative web-based applications such as parts catalogs, technical documentation, shop-floor viewing, and real-time monitoring and control systems. The transferability and reusability of technical graphics, particularly for production-oriented companies, enable the development of web-based product information systems that span the organization - from the main office to engineering and from design to the shop floor. This information system is particularly valuable when companies use the Company's technology to hotspot graphics and hyperlink to related data, creating "intelligent graphics."

IGRAFX DESIGNER is the technical graphics solution that bridges the gap between CAD and camera-ready, providing a rich graphical tool set that supports an incredibly diverse range of file types, including many UNIX-based CAD/CAM systems. Engineering departments and technical publishers alike can take advantage of iGrafx Designer's powerful, flexible functionality to create rich, presentation-quality graphics that can be easily utilized in Microsoft Office documents, presentations, web and intranet pages, and much more. With leading-edge, full-featured tools for image editing and 3D, iGrafx Designer is a complete graphics solution designed for the exacting needs of today's designers and technical graphics users. iGrafx Designer is the next generation of the Company's Designer product, which is no longer actively marketed. iGrafx Designer was released in June 1999.

ACTIVECGM PUBLISHING SUITE lets users create, view, and add hyperlinks and animation to technical graphics. ActiveCGM allows attribute information to be linked to graphics components. Using ActiveCGM and HTML, the text markup language for the Web, authors can easily create high-quality, interactive graphics-driven documents that are compact and efficient for Internet distribution. The suite is comprised of ActiveCGM Author, ActiveCGM Runtime, ActiveCGM Browser, and VP-Active and is based on a native implementation of CGM. It is the first standards-based software suite designed to support the creation and delivery of intelligent graphics on the Web. ActiveCGM was obtained from Intergraph with the purchase of InterCAP in April 1999.

ILLUSTRATOR2 AND MONDELLO are for professional technical illustrators working in manufacturing, aerospace, defense, electronics, and heavy equipment industries. They provide the missing link in computer-aided publishing by replacing the drawing board and automating the graphics segment of the publishing process. These products help professional illustrators create, edit, and manage high-quality artwork containing raster images, continuous-tone images, and vector line art. Illustrator2 is for a UNIX based platform while Mondello is for Windows NT and both were obtained from Intergraph with the purchase of InterCAP in April 1999.


SOLUTIONS CONSULTING

In order to address specific customer needs, the Company has created solutions consulting groups within the enterprise process management and technical graphics areas. During the selling process, if it is determined that a customer needs functionality beyond that of the current applications, the solutions consulting groups will provide a means to meet the customer's requirements. In the enterprise process management area, the solution generally involves VBA coding in the iGrafx Development application, which was created specifically for this purpose. In the technical graphics area, modifications are generally made to the existing product to satisfy the customer need. These groups are comprised of a highly specialized consultative team of engineers, software developers, and technical graphics artists who deliver innovative process, Web, and eCommerce-based solutions to companies who want to exploit the Internet and related technologies for competitive advantage. The Company packages standards-based technology with industry best practices through customization of its applications often with other custom or off-the-shelf software tools. Whether acting as the project lead or as part of a multi-vendor partnership, the Company's flexibility, adaptability and proven methodology empowers organizations to maximize their solutions investments.

CORPORATE GRAPHICS AND LEGACY APPLICATIONS

Micrografx also provides the following graphics tools:

GRAPHICS SUITE(R) is a suite of four legacy software applications: Picture Publisher(R), Simply3D(R), Designer(R), and FlowCharter(R). Graphics Suite 2 Enterprise was released in December 1997.

PICTURE PUBLISHER(R), the long-time leader in easy-to-use, yet powerful, full-featured image editing, also provides full functionality for creating compelling Web pages. Picture Publisher contains 10,000 stock photos and clip art images, 500 seamless Internet textures, 250 TrueType(TM) fonts, as well as effects, filters, creative macros, templates, interactive wizards, and on-line tutorials. Picture Publisher 8 was released in February 1998.

SIMPLY3D(R), an innovative, intuitive tool, takes three-dimensional ("3D") technical power from simple logos to complex, micron-accurate technical illustrations, with rendering and animation easy enough for the occasional user. Simply3D allows the user to create professional-quality 3D text, Web graphics, and animations for all kinds of projects, including web sites, print, video, multimedia, and even interactive 3D scenes for Microsoft PowerPoint(R) presentations. Simply3D contains 1,000 3D drag-and-drop objects and 800 professional-quality textures as well as many lighting setups, animations, and deformations. Simply3D 3 was released in February 1998.

WEBTRICITY(TM) is a suite of three powerful, professional-level applications that give users the ability to make compelling graphics and animation for the Web. The suite includes Picture Publisher, Simply3D, and Media Manager(R). Webtricity 2 was released in May 1998.

NETWORKCHARTER(TM) PRO integrates network discovery, design, and documentation understandably and affordably. This intelligent tool, which includes more than 10,000 devices in its library, simplifies planning and reporting and extends the network expertise of network managers. It also enables consistent administration and reporting by local network managers. NetworkCharter Pro incorporates high-end discovery capabilities with an object-oriented, data-rich device profiling system. Diagrams created in NetworkCharter are automatically enhanced with key device attributes and configuration rules, providing intelligent design assistance and problem assessment before a single cable is connected. NetworkCharter is geared for IT professionals, systems integrators, systems resellers, or others charged with maintaining, designing, configuring - or reconfiguring - computer networks. NetworkCharter Pro was released in September 1999.

TECHNOLOGY DEVELOPMENT AND LICENSING

Micrografx is using its library of graphics software in selective licensing and in the creation of solutions for specific market niches in response to client demand. As opportunities come along, Micrografx will continue to look for ways to build relationships with companies by licensing them the use of Micrografx-developed technologies for use in markets in which the Company does not compete. In doing so, the Company's strategy is not to sell the asset that has been developed, but only license the technology. In all cases thus far, the Company has retained the right to software source code that the Company has developed. The previously mentioned agreements with Cendant and TLC are representative of the type of transactions that fall into this business category.

LICENSING AND DISTRIBUTION AGREEMENTS

Netformx License Agreement. The Company has entered into a licensing agreement with Netformx, Ltd., ("Netformx") for network design products NetworkCharter and NetworkCharter Pro. The Company has the right to distribute the products to end users and resellers but the Company does not own the source code. The Company pays Netformx a quarterly fee for the right to distribute the software based upon sales of the NetworkCharter products, with provisions for certain minimum payments regardless of sales volume. The Company and Netformx have also agreed to make a good faith effort to develop NetworkCharter products that utilize the Company's

FlowCharter graphics engine. The agreement expires on April 29, 2001, and automatically renews for successive terms of one year each, unless terminated by either party prior to the expiration of the initial term.


LOCALIZATION

The Company localizes its business products for distribution in countries other than the United States, generally by translating user interfaces, packaging and marketing materials, and product documentation. Most of the Company's products have been localized into various languages including German, French, Japanese, Italian, and Spanish.


MARKETING AND DISTRIBUTION

The Company maintains sales organizations in most major markets of the world, including the United States, Germany, France, the United Kingdom, Italy, Switzerland, Australia and Japan. In addition, the Company has appointed agents in the Netherlands, Denmark, Switzerland, Spain and Poland. Approximately 39 percent of the Company's revenues were generated outside the United States in fiscal 1999, with approximately 34 percent from Europe and approximately 5 percent from Asia Pacific. See "Segment Information" in Notes to Consolidated Financial Statements included under Item 8 for geographical segmentation of revenues, and property, plant, and equipment.

The Company typically operates with very little backlog of unshipped orders, due to its capability to ship product within a few days of receipt of a purchase order. The Company distributes its products through the following channels: distributors and resellers, corporate sales force, direct to end users, and through original equipment manufacturers ("OEMs").

Distributors and resellers. The Company markets its products primarily through independent, non-exclusive distributors and resellers located in 38 countries around the world. Distributors include Computer 2000, Ingram Micro, Merisel, Inc., and Tech Data Corporation. Resellers include Corporate Software, Inc., Gruber Consultrade, MicroCenter, Inc., Snapp LLC, and Softmart, Inc. In fiscal 1999, sales to Ingram Micro accounted for 12 percent of the Company's net revenues, while no other customer accounted for more than 10 percent of the Company's net revenues. In fiscal 1998, sales to Ingram Micro and Tech Data each accounted for 19 percent of the Company's net revenues, while no other customer accounted for more than 10 percent of the Company's net revenues. The Company offers sales incentives, training, technical support, and promotional aids to some resellers. The Company has distributorship agreements with all distributors and resellers. These agreements are cancelable by either party with specified prior written notice, and none of these agreements contain minimum or required purchase commitments by the distributor or reseller.

Corporate sales force. The Company has corporate sales representatives located in the Company's offices in the United States as well as in Germany, France, the United Kingdom, Italy, the Netherlands, Australia, Japan, Denmark, Switzerland, Spain, and Poland. The Company's corporate sales representatives provide sales support and assistance to the Company's resellers and distributors. As such, sales made by the corporate sales force are generally fulfilled through the distributor and reseller channels.

Direct sales to end-users. The Company promotes its products through direct marketing techniques designed to reach existing and potential customers, and one-on-many seminars and trade show events. Fulfillment of product to the end user is accomplished primarily through the services of third-party fulfillment companies located in the United States, Europe, and Japan.

Original Equipment Manufacturers. The Company licenses certain of its products to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with the OEM's equipment, typically personal computers, printers and scanners. During fiscal 1999, the Company had OEM agreements for its corporate graphics products with companies including Matrox Graphics, Mustek, Inc, Point Group Corporation, and Seimens Building Technologies, Inc. The Company also generated revenue from previous agreements for legacy personal creativity products with companies including Avery Dennison, Canon Computer, and Seiko Epson.

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


PRODUCT SUPPORT

The Company offers technical support to its customers through telephone or Internet support. Technical support for the Company's business products is provided free for 30 days to customers beginning with the first phone call. Technical support after the grace period is provided for a fee on a pay-per-incident plan paid by credit card charge or through a pre-purchased annual support plan. Technical support business hours are from 8:00 a.m. to 6:00 p.m. Central Standard Time Monday through Friday in the United States. Internet support is provided 24 hours a day, 7 days per week via support databases, user forums, or downloadable files. The Company has resumed product support internally for North American customers and generally outsources these activities to independent, third party service providers in Europe, Japan, and Australia.


PRODUCT DEVELOPMENT

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development effort also emphasizes introduction of new products to broaden the Company's product line and to reach larger segments of the market.

See "Consolidated Statements of Operations" and "Capitalized Software Development Costs and Acquired Product Rights" in the Notes to Consolidated Financial Statements included under Item 8 for a discussion of research and development expenditures.


COMPETITION

The personal computer graphics software market is highly competitive. The Company's competitors include many independent applications software vendors, such as Adobe Systems Incorporated ("Adobe"), Corel Systems Corporation ("Corel"), Macromedia, Inc. ("Macromedia"), and Visio Corporation ("Visio"). On September 15, 1999, Microsoft, Inc. announced an agreement to acquire Visio. The primary competitor for the Company's process management and network design products is Visio; and the primary competitors for the Company's technical graphics products are ITEDO Software and its United States subsidiary, the IsoDraw Company, and IDS Professor Scheer, of Germany.

Most of the Company's competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. There can be no assurance that competitors will not develop products that are superior to the Company's applications software products or that will achieve greater market acceptance at the Company's expense, possibly resulting in reduced sales of the Company's applications software products.

The Company believes that the principal competitive factors in the software applications market include customer demand, product capabilities, ability to extend product to meet specific customer needs, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support services. The Company believes that its products currently compete favorably with respect to these factors.

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


TRADEMARKS

Micrografx, the Micrografx logo, Picture Publisher, PhotoMagic, Optima, Micrografx FlowCharter, NetworkCharter, Micrografx Graphics Suite, Micrografx Designer, Simply 3D, and Instant 3D are registered trademarks of Micrografx, Inc. iGrafx, iGrids, Webtricity, Small Business Graphics and Print Studio, Micrografx Media Manager, and ABC ToolKit, are trademarks of Micrografx, Inc. American Greetings, CreataCard Gold, and CreataCard Plus are either registered trademarks or trademarks of American Greetings Corporation. Microsoft, Windows, and Windows Draw are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. All other products are trademarks or registered trademarks of their respective holders.


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


EMPLOYEES

As of June 30, 1999, the Company employed 331 associates, of which 121 were in product development, 143 in sales, marketing, and customer support, and 67 in finance, operations, and administration. The Company's continued success is dependent in part upon its ability to attract and retain qualified employees. Competition for employees in the software industry is intense. To date, the Company believes that it has been successful in its efforts to recruit and retain highly qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

The executive officers of the Company are as follows:

NAME                     AGE        POSITION WITH THE COMPANY
Douglas M. Richard       41         President and Chief Executive Officer
John M. Carradine        41         Chief Financial Officer and Treasurer
Kenneth A. Carraher      40         Executive Vice President of Product
                                    Development
Frank W. Childers        48         Executive Vice President of Global Sales
R. Edwin Pearce          45         Executive Vice President Corporate
                                    Development, General Counsel and Secretary

Douglas M. Richard was appointed Chief Executive Officer in February 1997, after serving as the Company's Interim President since December 1996. A successful entrepreneur with more than 10 years experience in the technology industry, Mr. Richard founded Visual Software in 1991, which was acquired by Micrografx in April 1996. Previously, Mr. Richard founded ITAL Computers, the largest CAD systems integrator in California, in 1985.

John M. Carradine was named Chief Financial Officer and Treasurer in October 1998. Prior to his appointment at Micrografx, Mr. Carradine was the Chief Financial Officer and Treasurer of Intellicall, Inc., a telecommunications company, where he held various financial positions for eight years. From 1983 to 1990, Mr. Carradine was with Computer Language Research, Inc., a data services and software company where he served as Treasurer. Mr. Carradine is a licensed CPA in the state of Texas.

Kenneth A. Carraher was named Executive Vice President of Product Development in June 1999 after serving as the Company's Vice President of Enterprise Solutions since July 1997. Mr. Carraher was formerly the President of AdvanEdge Technologies, which was acquired by Micrografx in 1997, where he pioneered advanced process management solutions with the Optima and Optima Express software products.

Frank W. Childers joined the Company in July 1998, as Executive Vice President of Global Sales. Prior to joining the Company, he spent 19 years in progressive sales and marketing management roles for Mentor Graphics Corporation, an electronic hardware and software design automation company, Automation Technology Products, Applicon, a division of Schlumberger, and McDonnell Douglas.

R. Edwin Pearce was named Executive Vice President of Corporate Development, General Counsel and Secretary in June 1999, after serving as Vice President Corporate Development, General Counsel and Secretary since June 1996. Prior to joining the Company, he served since 1984 as Senior Vice President, General Counsel and Secretary for Hogan Systems Inc., a developer and marketer of computer software systems for the financial services and banking industries.

ITEM 2.  PROPERTIES

The Company's headquarters are located in Allen, Texas, and include approximately 90,000 square feet of leased space under an agreement that expires in August 2009. The leased space is used for research and development, sales and marketing, manufacturing, operations, and administration. The Company currently leases office space for development and sales offices in Portland, Oregon and Annapolis, Maryland; and international sales offices in Woking, United Kingdom; Paris, France; Munich, Germany; Chatswood, Australia; and Tokyo, Japan; and has a production control office in Venlo, the Netherlands.

ITEM 3.  LEGAL PROCEEDINGS

Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. (THINK), and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with 90 days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK originally filed its counter-complaint in Los Angeles, California disputing jurisdiction and venue in Dallas, Texas but since has agreed to the jurisdiction of the Texas court, but has asked the court to transfer the case to Los Angeles as a more convenient forum. A hearing date of October 4, 1999 has been set to adjudicate certain jurisdictional matters in the California action. No other hearing date has been set on the preliminary matters, and the parties are in the process of setting discovery and related schedules.

The Company is also subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter ended June 30, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on NASDAQ/NMS under the symbol MGXI. As of June 30, 1999, there were 189 holders of record, which represents approximately 2,700 beneficial shareholders of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the three most recent fiscal years and has no intention of paying cash dividends in the foreseeable future.

The following are the high and low sale prices of the Company's stock per the NASDAQ National Market System:


     QUARTER ENDED                  HIGH                       LOW

September 30, 1997             $     8.250               $     5.750
December 31, 1997              $    10.625               $     6.500
March 31, 1998                 $    14.000               $     8.000
June 30, 1998                  $    14.875               $    10.500
September 30, 1998             $    14.438               $     8.500
December 31, 1998              $    11.125               $     7.625
March 31,1999                  $    12.375               $     7.625
June 30, 1999                  $     9.375               $     5.375

ITEM 6.           SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS (in thousands, except per share data) (1)

                                                                      YEARS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                       1999       1998       1997       1996       1995
-----------------------------------------------------------------------------------------------------------



Net revenues                                         $  56,962  $  71,792  $  64,862  $  72,919  $  64,345

Income (loss) from operations                        $  (3,419) $     373  $  (8,405) $   1,078  $     529

Net income (loss)                                    $  (5,852) $     607  $  (6,187) $   1,112  $     695

Basic earnings (loss) per share                      $   (0.53) $     .06  $   (0.60) $    0.11  $    0.07

Diluted earnings (loss) per share                    $   (0.53) $     .05  $   (0.60) $    0.11  $    0.07

Shares used in computing basic earnings (loss)
     per share                                          11,119     10,613     10,342      9,798      9,455
Shares used in computing diluted
     earnings (loss) per share                          11,119     11,055     10,342     10,136      9,480




BALANCE SHEET DATA (in thousands)(1)

                                                                         AS OF JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                       1999       1998       1997       1996       1995
-----------------------------------------------------------------------------------------------------------


Cash and short-term investments                      $  11,220  $  28,067  $  14,765  $  18,634  $  16,641

Working capital                                      $   5,605  $  18,112  $  12,937  $  21,232  $  16,726

Total assets                                         $  42,383  $  55,141  $  39,112  $  40,098  $  39,290

Total long-term liabilities                          $   5,808  $     410  $   1,414  $     684  $     903

Debt to banks                                        $       -  $       -  $       -  $       -  $     700

Shareholders' equity                                 $  22,432  $  28,570  $  23,528  $  29,105  $  25,976


(1) On April 2, 1996, Micrografx, Inc., acquired Visual Software, Inc. (Visual) in a stock-for-stock acquisition accounted for as a pooling of interests.
     The above financial data has been retroactively adjusted to include the results of Visual for fiscal years 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Micrografx, Inc. ("Micrografx" or the "Company"), was founded in 1982 and incorporated in 1984 in the State of Texas. The Company develops and markets graphics software that gives a company the ability to monitor, evaluate and improve their business processes. The Company is focusing on graphics applications software products for business use in the areas of process management and the management of technical graphics. Additionally, the Company seeks to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, the Company has developed a variety of graphics oriented software products. These products included various technologies such as image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation, and technical drawing. In fiscal year 1997, it became apparent to management and the board of directors that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team of the Company. In 1997, the new management team began the process of determining which technologies the Company should pursue as part of the long-term strategy of the Company. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to maintain profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the long-term strategy.

The first significant steps in the strategic change process were the licensing of Micrografx consumer technologies: drawing, greeting card and consumer image editing to Cendant Software Corporation ("Cendant") effective June 30, 1998, and the assignment of the Company's distribution rights for American Greetings CreataCard Gold and CreataCard Plus to The Learning Company ("TLC") in August of 1998. These agreements ended Micrografx development and distribution of these products and completed the Company's de-emphasis of the consumer market in order to focus on the business graphics market. The combined value of these licensing and assignment agreements was approximately $21 million. The $21 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999, depending upon the actual delivery of the technologies and services associated with the agreements.

Subsequent to the de-emphasis of the consumer market, Micrografx concentrated on pursuing three areas of corporate graphics software: process management, corporate graphics and network design. As a result of a slower than expected ramp-up rate of the corporate software business, the Company determined in September 1999, that it should refine its focus even further to two categories: process management and technical graphics. The process management products are iGrafx Professional, iGrafx Process, Micrografx FlowCharter, and Optima. The technical graphics products are iGrafx Designer and ActiveCGM (acquired from Intergraph Corporation on April 16, 1999.) These two categories represent the greatest potential as the underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use. See "Liquidity" for a discussion of the future impact of the decision to focus only on process management and technical graphics.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.


                                                      YEARS ENDED JUNE 30,
                                                 1999       1998        1997
                                              ----------------------------------

Net revenues                                     100%        100%        100%
Cost of revenues                                  18%         30%         31%
Gross profit                                      82%         70%         69%

Operating expenses:
   Sales and marketing                            59%         48%         53%
   General and administrative                     12%         10%         12%
   Research and development                       14%         12%         11%
   In-process research and development charge      3%          -           3%
   Restructuring charges                           -           -           3%
Total operating expenses                          88%         70%         82%

(Loss) income from operations                     (6%)         -         (13%)

Non operating (income) expense                    (1%)        (1%)        (1%)

(Loss) income before income taxes                 (5%)         1%        (12%)

Income taxes                                       5%          -          (2%)

Net (loss) income                                (10%)         1%        (10%)

FISCAL 1999 COMPARED TO FISCAL 1998

NET REVENUES

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The process management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and 40 percent of Micrografx Graphics Suite(R) revenues. The technical graphics category includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products, and 60 percent of Micrografx Graphics Suite(R) revenues. Micrografx Graphics Suite(TM) is a suite of products that includes Micrografx FlowCharter(R), Micrografx Designer(R), Picture Publisher(R), and Simply3D(R). The revenues from Micrografx Graphics Suite are allocated between process management and technical graphics based on management's estimate of the number Micrografx Graphics Suite sales where the customer's decision to buy was based on FlowCharter or based on Designer.

The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of licensing of certain personal creativity software source code to Cendant. The legacy category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw(R), Simply3D(R)(TM), and Picture Publisher(R).

                                          YEARS ENDED JUNE 30,
                                   1999         %         1998         %
                             ---------------------------------------------

Process management                $ 19,481     34%       $ 20,821     29%
Technical graphics                   7,574     13%          9,389     13%
Technology                          17,975     32%          3,025      4%
Legacy                              11,932     21%         38,557     54%
                             ---------------------------------------------
Total revenues                    $ 56,962    100%       $ 71,792    100%
                             =============================================

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                        YEARS ENDED JUNE 30,
                                  1999         %        1998          %
                           ----------------------------------------------

Americas                         $ 34,695     61%      $ 39,737      55%
Europe                             19,153     34%        24,772      35%
Asia Pacific                        3,114      5%         7,283      10%
                           ----------------------------------------------
Total net revenues               $ 56,962    100%      $ 71,792     100%
                           ==============================================

Net revenues by geographic region and as a percentage of revenues excluding the technology and legacy revenues.

                                       YEARS ENDED JUNE 30,
                                  1999         %        1998          %
                           ----------------------------------------------
Americas                         $  9,913     37%      $ 10,367      34%
Europe                             14,756     54%        16,507      55%
Asia Pacific                        2,386      9%         3,336      11%
                           ----------------------------------------------
Total net revenues               $ 27,055    100%      $ 30,210     100%
                           ==============================================

ENTERPRISE PROCESS MANAGEMENT
The 6 percent decrease in process management revenues is a reflection of the Company's change in business. Historically the Company primarily focused on the sale of boxed product through retail distribution. As the Company changed its focus to corporate licensing and increased the pricing of its products to be in line with a corporate licensing model, the Company experienced a decline in the boxed product sales. The decline in boxed product sales has not been immediately offset by an increase in corporate licenses for two reasons: (1) the long corporate sales cycle which can be up to 18 months and (2) the amount of time it takes for a new corporate sales person to produce revenues at an acceptable level. The Company only began in fiscal year 1999 the process of building a sales force to accommodate a corporate sales model and it can take up to 6 months for a new salesperson to produce revenues at an acceptable level. Additionally, corporations have temporarily curtailed software spending until they have identified and remedied any problems that may result from the Year 2000 issue.

TECHNICAL GRAPHICS
Technical graphics revenues declined 19 percent due to the same reasons as noted above in the process management discussion. The decline was partially offset by revenues from the ActiveCGM products, which were acquired in April 1999. The decline in technical graphics revenues is more severe than the decline in process management revenues because of the heavy reliance of the technical graphics category on Graphics Suite, which accounts for approximately 85 percent of the category's revenues. Graphics Suite accounts for only approximately 20 percent of the process management category. Graphics Suite historically had a higher reliance on the retail channel than the other products in the process management category. As Micrografx reduced its marketing effort on the retail channel, and due to the age of the current version of Graphics Suite, Micrografx experienced a substantial decline in Graphics Suite revenues. It is anticipated that this decline will be offset in the future as the Company begins to grow revenue relating to the ActiveCGM products.

TECHNOLOGY
The technology category contains revenue recognized related to the previously discussed Cendant and TLC relationships. As of June 30, 1999, all revenue related to these transactions has been recognized. The Company continues to seek other licensing relationships in order to leverage its portfolio of technologies, however, there can be no assurance that the Company will be able to enter into licensing relationships in the future.

LEGACY
The significant decline in this category is the result of the Company's change in strategic direction as previously discussed.

COST OF REVENUES AND GROSS PROFIT
Cost of revenues includes the cost of documentation, diskettes or compact disks
(CDs), packaging and production overhead; amortization of capitalized software development costs and acquired product rights, and technology royalties. The decrease in cost of revenues as a percentage of net revenues for fiscal 1999 is primarily attributable to the technology category revenues, which have very little direct costs associated with them. The cost of revenues related to the technology category consists of the amortization of capitalized costs related to the development of the technology and technology royalty expenses. Also contributing to the decline in cost of revenues as a percent of revenues was a favorable shift in product mix from boxed products, which contain typical content (packaging, manuals, CDs or floppy disks) to multi-user and OEM license revenues which require substantially less content.

It is anticipated that in the future cost of revenues should be between 15 and 20 percent of revenues. This percentage is reflective of a higher average sales price and, to a lesser extent, a lower cost of revenues. Sales to corporations carry a lower cost of revenues than the consumer software products, which the Company no longer sells due to the multi-user license sales model for corporations. Multi-user licenses generally require the delivery of only a few CDs and manuals rather than a boxed software product for each user.

SALES AND MARKETING EXPENSE
Sales and marketing expenses include the cost of advertising, promotions, cooperative and incentive programs with distributors, trade shows, marketing, technical support, and the Company's sales force. Sales and marketing expenses increased as a percentage of revenues primarily due to the costs associated with launching the new iGrafx products during the year.

The Company expects that sales and marketing expenses will decline both in absolute dollars and as a percentage of revenue. The decline is expected to result from the Company's continued reduction in focus on the retail distribution channel, the support of which requires greater sales and marketing expense, and improved efficiency of the sales force as they gain more experience in the enterprise market.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses include principally the costs of the Company's executive, information systems, human resources, finance, legal, and administrative functions. The reduction in general and administrative expenses is primarily due to a reduction in legal expenses. In fiscal 1998, the Company incurred significant legal expenses relating to its lawsuit with Corel Corporation and to contract disputes with American Greetings Corporation. Both of these disputes were resolved during the first half of fiscal 1999 at no additional cost to the Company.

The Company expects that general and administrative expenses will decline in absolute dollars, resulting from cost reductions that are being implemented in the first half of fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses include compensation, benefits, and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved. These costs are amortized over the estimated economic life of the products. Historically the Company estimated the economic life of the products to be from 12 to 18 months, which is consistent with a consumer software model. With the change in strategy to a corporate software provider, the Company now estimates the economic life of the corporate software to be approximately 48 months. The longer economic life was implemented with the release of iGrafx Professional, iGrafx Process, and iGrafx Designer. No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues.

Research and development expenses (net of amounts capitalized) in fiscal 1999 were $8.2 million, or 14 percent of net revenues, compared to $8.5 million, or 12 percent of net revenues, in fiscal 1998. Gross research and development expenses, before capitalization, for fiscal 1999 were $13.9 million, or 24 percent of net revenues, compared to $12.7 million, or 18 percent of revenues for fiscal 1998. The increase in gross research and development expenses primarily relates to the new versions of software released in fiscal 1999. In fiscal 1999, the Company released iGrafx Business, iGrafx Professional, iGrafx Process, iGrafx Designer, iGrafx Share, Network Charter Pro 1.5, iGrafx Development, and iGrafx OrgCharter. In fiscal 1998, the Company released Optima 2.5, Picture Publisher 8.0, Simply 3D 3.0, Webtricity 2.0, ISO Charter 1.0, Enterprise Charter 4.0, Network Charter 1.0, Network Charter Pro 1.0, Designer 7.0, Picture Publisher 7.0, FlowCharter 7.0 and Graphics Suite 2e.

It is anticipated that research and development expenses will decline substantially in the future as the Company will only be developing the iGrafx Professional, iGrafx Process, iGrafx Designer, and ActiveCGM technologies.

During fiscal 1999, the Company capitalized approximately $5.6 million in software development costs and amortized $3.0 million in software development costs. This compares to capitalization of $4.3 million and amortization of $4.4 million for fiscal 1998.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE
On April 16, 1999, the Company acquired InterCAP for approximately $12.4 million. The purchase price consisted of $3.9 million in cash at closing, issuance of a promissory note to Intergraph for $2.5 million, payable with interest on August 31, 1999, issuance of a convertible subordinated debenture to Intergraph for $5.8 million due March 31, 2002, and approximately $213,000 in costs directly related to the transaction. See "Debt" under Notes to Consolidated Financial Statements for further information on the payment of the promissory note to Intergraph.

In connection with the Company's acquisition of InterCAP, the Company recorded a charge of $1.9 million for purchased in-process research and development (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

InterCAP's research and development relates to WebCGM software products. These software products allow customers in the aerospace, defense and manufacturing industries to publish technical graphics on the Internet. Micrografx's goal in this acquisition was to acquire technology that complemented its iGrafx Designer technical graphics product. iGrafx Designer, in conjunction with the acquired technologies, allows Micrografx to create a solution for intelligent technical illustration and Web-based technical publishing. These complementary products provide a tiered illustration solution supported by the industry standards and leading-edge Web publishing solutions.

Significant assumptions used in determining the value of purchased R&D for InterCAP included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 2000. The discount rate selected for InterCAP's in-process technologies was 20 percent.

At the time of the acquisition, InterCAP management estimated the remaining cost and time to complete the purchased R&D projects was approximately $355,000 and 44 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. All the in-process projects are currently on schedule. Micrografx expects to essentially meet its original return expectations.

The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process research and development. Uncertainties regarding projected operating cash flows could give rise to unforeseen budget over-runs and or revenue shortfalls in the event that Micrografx is unable to successfully commercialize the projects. Micrografx management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method.

EFFECT OF EXCHANGE RATES
Exchange rates during fiscal 1999 had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1998 rates, the Company would have reported approximately $0.4 million more in net revenues in fiscal 1999. This decrease resulted from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Since European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the relative translation impact of exchange rates on net income (loss) is less than on revenues.

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

NON OPERATING (INCOME) EXPENSE
Non operating (income) expense includes interest income, interest expense, and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency, and gains or losses when receivables and payables denominated in foreign currency are settled.

Interest income increased from $0.6 million in fiscal 1998 to $1.0 million in fiscal 1999, due to the increase in cash on hand during fiscal 1999 resulting from the licensing of technology to Cendant and TLC. Interest expense increased in fiscal 1999 as a result of the debt incurred in conjunction with the purchase of InterCAP.

INCOME TAXES
The Company recognized a tax provision of $3.1 million in fiscal 1999, compared to $0.3 million in fiscal 1998. For further information on income taxes, see Notes to Consolidated Financial Statements.


FISCAL 1998 COMPARED TO FISCAL 1997

NET REVENUES
The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The process management category includes Micrografx FlowCharter(R), Micrografx EnterpriseCharter(TM), Micrografx ISOCharter(TM), Optima(R) and 40 percent of Micrografx Graphics Suite(R) revenues. The technical graphics category includes Micrografx Designer(R), and 60 percent of Micrografx Graphics Suite(R) revenues. Micrografx Graphics Suite(TM) is a suite of products that includes Micrografx FlowCharter(R), Micrografx Designer(R), Picture Publisher(R), and Simply3D(R). The revenues from Micrografx Graphics Suite are allocated between process management and technical graphics based on management's estimate of the number Micrografx Graphics Suite sales where the customer's decision to buy was based on FlowCharter or based on Designer.

The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1998, the technology category consists of licensing of certain personal creativity software source code to Cendant. The legacy category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), Crayola(TM)Art Studio(TM), Hallmark Connections(TM) Card Studio(TM), iGrafx Business(R), NetworkCharter(TM), Simply3D(TM), Webtricity(TM), Windows Draw(R), Simply3D(R), and Picture Publisher(R).

                                          YEARS ENDED JUNE 30,
                                   1998         %         1997         %
                             ---------------------------------------------

Process management                $ 20,821     29%       $ 21,218     33%
Technical graphics                   9,389     13%         13,439     21%
Technology                           3,025      4%              -      0%
Legacy                              38,557     54%         30,205     46%
                             ---------------------------------------------
Total net revenues                $ 71,792    100%       $ 64,862    100%
                             =============================================

PROCESS MANAGEMENT
Process management revenues decreased slightly from fiscal 1997 to fiscal 1998 due to the decline in the Japanese economy, which was partially offset by Optima revenues. No Optima revenues are included in fiscal 1997 as the acquisition occurred on June 30, 1997.

TECHNICAL GRAPHICS
Technical graphics revenues decreased by 30 percent from fiscal 1997 to fiscal 1998. The decrease was primarily the result of the decline in the Japanese economy.

TECHNOLOGY
The technology category contains the portion of the revenue recognized in fiscal 1998 related to the previously discussed Cendant and TLC relationships.

LEGACY
The 28 percent growth in this category resulted from the continued growth of the greeting card software market. The Company's CreataCard products continued its market share leadership against stiff competition from products published by Microsoft and Broderbund. The Company also released a new version of Windows Draw resulting in a significant sales increase. These gains were partially offset by declines in other legacy products such as those licensed under the Crayola brand name, for which the Company's license expired in the third quarter of fiscal 1997.

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                          YEARS ENDED JUNE 30,
                                  1998         %        1997          %
                           ----------------------------------------------

Americas                         $ 39,737     55%      $ 33,287      51%
Europe                             24,772     35%        20,839      32%
Asia Pacific                        7,283     10%        10,736      17%
                           ----------------------------------------------
Total net revenues               $ 71,792    100%      $ 64,862     100%
                           ==============================================

The revenue increase in the Americas resulted from the growth in personal creativity, most of which is U.S. based. The growth in Europe resulted from the focus on sales to corporate customers, primarily from sales of Graphics Suite and FlowCharter. The Asia Pacific decline resulted from the dramatic decline in the retail sector of the Japanese economy.

Net revenues by geographic region and as a percentage of revenues excluding the technology and legacy revenues.

                                          YEARS ENDED JUNE 30,
                                  1998         %        1997          %
                           ----------------------------------------------
Americas                         $ 10,367     34%      $ 13,449      39%
Europe                             16,507     55%        15,228      44%
Asia Pacific                        3,336     11%         5,980      17%
                           ----------------------------------------------
Total net revenues               $ 30,210    100%      $ 34,657     100%
                           ==============================================

The revenue decrease in the Americas resulted from the declining sales of Graphics Suite, due to the age of the current version. As European versions are typically released one quarter after American releases, the growth in Europe resulted from the sales of Graphics Suite, which was a new release in Europe. The Asia Pacific decline resulted from the dramatic decline in the retail sector of the Japanese economy.

COST OF REVENUES AND GROSS PROFIT
The decrease in cost of revenues as a percentage of net revenues for fiscal 1998 is attributable to the technology category revenues that have no direct costs associated with them, partially offset by the accelerated amortization of costs capitalized related to the development of the personal creativity titles as well as increased royalties due from the personal creativity revenues. Also contributing to the decline in cost of revenues as a percent of revenues was a favorable shift in product mix from boxed products which contain typical content (packaging, manuals, CDs or floppy disks) to OEM and multi-user license revenues which require substantially less content.

SALES AND MARKETING EXPENSE
The Company was able to reduce expenses in absolute dollars despite growing revenue and adding a significant number of corporate sales people. The additional cost of the sales people was more than offset by reductions in variable marketing funds spent in retail channels as well as reduced spending in Japan due to the continuing economic decline there.

GENERAL AND ADMINISTRATIVE EXPENSE
The decline in fiscal 1998 resulted from savings realized following the restructuring in fiscal 1997, partially offset by outside legal and professional fees resulting from the Cendant transaction.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses (net of amounts capitalized) in fiscal 1998 were $8.5 million, or 12 percent of net revenues, compared to $7.2 million, or 11 percent of net revenues, in fiscal 1997. Gross research and development expenses, before capitalization, for fiscal 1998 were $12.7 million, or 18 percent of net revenues, compared to $11.0 million, or 17 percent of revenues for fiscal 1997. The increased spending resulted from an increase in the number of development employees as well as the ongoing development expenses resulting from the acquisitions of AdvanEdge Technologies, Inc. ("AdvanEdge") on June 30, 1997, and WebKnight, Inc. ("WebKnight"), on December 31, 1997.

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

In connection with the Company's acquisitions of AdvanEdge, the Company recorded a charge of $2.3 million for purchased in-process research and development (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

AdvanEdge's research and development related to business process simulation software product. This software product allows customers to document their business processes and simulate the processes in order to assess efficiency of the process and the impact of possible changes to the process. Micrografx's goal in this acquisition was to acquire technology that complemented its Micrografx FlowCharter(R) process management product. Micrografx FlowCharter(R) in conjunction with the acquired technologies allows Micrografx to create an extended process management offering which includes a basic process documentation tool and a process simulation tool.

Significant assumptions used in determining the value of purchased R&D for AdvanEdge included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 1999. The discount rate selected for AdvanEdge's in-process technologies was 25 percent.

At the time of the acquisitions, AdvanEdge management estimated the remaining cost and time to complete the purchased R&D projects was approximately $850,000 and 86 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. All the in-process projects have been completed within the budget. Micrografx expects to essentially meet its original return expectations.

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

NON OPERATING (INCOME) EXPENSE
Non operating (income) expense includes interest income, interest expense, and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency, and gains or losses when receivables and payables denominated in foreign currency are settled. Interest income decreased from $0.8 million in fiscal 1997 to $0.6 million in fiscal 1998, while unfavorable exchange rate variations charged $0.1 million to other expenses in fiscal 1998 and $0.5 million in 1997.

INCOME TAXES
The Company recognized a tax provision of $0.3 million in fiscal 1998, compared to a tax benefit of $1.9 million in fiscal 1997. For further information on income taxes, see Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial results for each of the last eight quarters through June 30, 1999 (in thousands, except per share data). These financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

                                                       QUARTERS ENDED
------------------------------------------------------------------------------------------
                                          9/30/98     12/31/98      3/31/99       6/30/99
------------------------------------------------------------------------------------------

Net revenues                             $ 15,738    $  17,045    $  14,472    $   9,707

Gross profit                               12,654       13,695       12,880        7,523

Income (loss) from operations                 729          855        1,124       (6,127)

Net income (loss)                             585          710          784       (7,931)

Basic and diluted income
(loss) per share                         $    .05    $     .06     $    .07    $    (.71)

Shares used in computing income (loss) per share:
     Basic                                 11,207       11,024       11,076       11,170
     Diluted                               11,750       11,304       11,404       11,170

                                                       QUARTERS ENDED
------------------------------------------------------------------------------------------
                                          9/30/97     12/31/97     3/31/98      6/30/98
------------------------------------------------------------------------------------------

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

CHANGE IN COMPANY FOCUS
During fiscal 1999 and in prior years, the Company has generated a significant portion of its business from the personal creativity software market and the licensing of personal creativity technology to third parties. Due to aggressive competition and the Company's belief that its products are well suited to various high-growth corporate markets, the Company has chosen to pursue corporate customers. The Company's future financial performance will depend on the successful transition of internal resources away from its strength in the retail market while moving toward solving problems currently experienced by corporations. In order to accomplish its objective, the Company has hired employees with skills required for the Company's new direction, and is training existing employees on how to make this change, but there is no assurance that management's efforts will be successful. In order to succeed, the Company will have to convince corporations that its products are able to solve their problems, the Company will have to identify and develop features which corporate customers desire, and the Company will have to ensure that it has a sales force and customer support system sufficient in size and expertise to service corporate customers. In light of the difficulties associated with the transition of its business focus from consumer retail products to business product sales to corporate accounts, the Company may confront unanticipated risks and uncertainties. Therefore, there can be no assurance that the Company's new business strategy will be successful, and it is possible that the Company's future results from operations and financial condition will be adversely affected if it is unable to effectively implement its new business focus. During fiscal 1999, the Company experienced a loss of $5.9 million while it attempted to transition its business model, and it anticipates incurring additional losses in fiscal 2000.


LIQUIDITY RISKS
During fiscal 1999, the Company used approximately $19.8 million for operations, software development and capital expenditures. The rate of cash usage was greater than expected for transitioning the Company's business from its historical consumer business to its new enterprise business and due to the amount of the Company's existing cash resources, such rate of cash usage is unsustainable. At June 30, 1999, cash and short-term investments had decreased to $11.2 million from $28.1 million at June 30, 1998. Based upon management's current expectations, the Company will also experience operating losses and usages of cash resources in fiscal 2000. Management has developed plans for reducing the rate of cash usage while transitioning its business model. See "Liquidity and Capital Resources". Should these plans and steps be insufficient to meet the goal of reducing cash resources and allowing the Company to meet its obligations from existing resources, and if the steps to increase revenue growth are unsuccessful, the Company would then be left with inadequate resources to operate its business. Therefore, the Company is significantly dependent upon the efforts of management to reduce expenses and increase revenues to reduce the significant cash deficits currently being experienced in its business. In addition, the Company was obligated to pay Intergraph $2.5 million on a promissory note. The note was issued as part of the consideration for the purchase of InterCAP. The note was originally due in full on August 31, 1999, but the Company has negotiated with the holder, Intergraph, for payment of $1.25 million plus accrued interest of approximately $110,000 on September 28, 1999, and for the remaining balance of $1.25 million plus interest to be paid on October 28, 1999. There can be no assurance that management will be successful in its efforts to preserve the Company's existing sources of liquidity. While management intends to pursue, and believes it can do so accordingly, external funding to meet its cash needs, including possibly the sale of equity in the Company, there is not any assurance that the Company can identify any sources of external funding; and, even if such funding is available, it is possible that the funding could result in significant dilution to existing shareholders. These risks associated with managing cash liquidity and efforts to grow revenues have presented the Company with significant challenges in fiscal 1999 and these challenges are expected to continue through fiscal 2000, with no assurance of a favorable outcome.

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

COMPETITION
The personal computer applications software market is highly competitive. The Company's competitors include many companies that have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. Additionally, merger activity in the applications software market serves to strengthen the merging companies' ability to compete. In September 1999, Microsoft Corporation ("Microsoft") announced an agreement to acquire Visio, a significant competitor to the Company in its enterprise software business. If the merger is completed, Microsoft will become a significant competitor to the Company, with significant competitive advantages due to, among other things, its ownership and distribution of the operating systems on which the Company's and Visio's products operate, giving Microsoft a technological advantage in developing and marketing Visio products. Additionally, Microsoft has vastly greater marketing, distribution, technological, financial and other resources than the Company. There can be no assurance that the Company will be able to compete effectively with Microsoft if the Visio merger is completed which could have a material adverse effect on the Company and its results of operations and financial condition.

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

The Company's revenues generated from its Asia Pacific sales offices has declined significantly from fiscal 1998 to fiscal 1999. This decline resulted from the economic uncertainty and recession in Japan as well as Micrografx's de-emphasis of the consumer market. Historically, the majority of the Company's revenues in Japan were consumer related. The Company has shifted its focus in Japan to corporate customers in keeping with the Company's overall strategy. There is no assurance that this strategy will be successful.

CHANGES IN DISTRIBUTION CHANNELS
The Company is focusing on corporate customers and has de-emphasized its personal creativity business. In doing so, it has to transition its relationships with the distribution channels to coincide with the change. While the Company does not anticipate a significant change in the channels used, it must change its sales and marketing programs to suit the corporate customers buying through those channels. The Company's success depends in part on its ability to identify and respond to changes in the distribution channel.

SEASONALITY AND QUARTERLY REVENUE FLUCTUATIONS
Historically, the Company has experienced significant quarterly variations in its results of operations. Causes of these variations included seasonality of the retail software market, delays in the introduction of new or enhanced versions of the Company's products, timing and cost of new product upgrades and introductions, reduced distribution channel sales preceding the introduction of updated products, and large distribution channel sales following the introduction of new or updated products. The Company expects the seasonality to decline somewhat as a result of its changes in focus from serving the retail market to selling to corporate customers. Some level of seasonality is expected to continue with a higher level of revenues occurring in the December quarter in connection with the purchasing habits of corporations as they close out their fiscal year. A lower level of revenues is expected to occur in the September quarter due to the high level of vacations taken in Europe during the July and August time frame resulting in a low level of corporate purchasing.

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

GROSS PROFIT
Product margins vary according to product mix and the geographical region in which the products are sold. Changes in product mix, including the mix of boxed product (full and upgrade product versions) relative to the amount of non-boxed product (OEM and multi-user licenses), as well as changes in the components of direct costs, have in the past and may in the future affect the Company's gross profit.

LIQUIDITY AND CAPITAL RESOURCES
As discussed previously, in fiscal 1997 the Company began transitioning its revenue base and business strategy away from consumer related software products in favor of software and solutions for corporations and other large enterprises. In line with that strategy, from the period beginning in June 1998 and ending in August 1998 the Company has licensed its consumer technologies in a series of agreements to Cendant and TLC for $21.0 million. As a result of these transactions and from prior operations, the Company had cash and short-term investments totaling approximately $28.1 million at June 30, 1998.

The intended use of the capital provided by the licensing transactions was to fund the Company's growth into its enterprise model and strategy. As a result, during fiscal 1999 the Company's cash and short-term investments declined approximately $16.9 million to $11.2 million at June 30, 1999. The principal components of this change were as follows:


                   SOURCES OF CASH
                       Collections on technology licensing         $    6.8
                       Proceeds from employee stock programs            3.9
                                                                  ---------
                               Subtotal sources                        10.7


                   USES OF CASH
                       Operations                                  $   10.1
                       Software development programs                    8.0
                       Purchase of treasury stock                       4.1
                       Acquisition payment for InterCAP                 3.7
                       Capital expenditures                             1.7
                                                                  ---------
                               Subtotal uses                           27.6

                  NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS  $   16.9
                                                                  =========



During fiscal 1999, the Company used approximately $19.8 million for operations, software development and capital expenditures. The rate of cash usage was greater than expected for transitioning the Company's business from its historic customer and revenue base and is unsustainable. However, based on management's current expectations, the Company will also incur operating losses and further usage of cash resources during fiscal 2000, although at a reduced rate after its first fiscal quarter.

As a result of the cash and liquidity situation, management has developed plans for reducing the rate of cash usage and completing the Company's transition to an enterprise software business model. Those plans include the following steps and expectations:

1) Implementation of further cost reductions. Cash operating costs (operating costs before consideration of capitalized software development and amortization) have declined from a high of $14.0 million at the end of the second quarter of fiscal 1999, to an expected level between $11.0 and $12.0 million at the end of the first quarter of fiscal 2000. Further cost reductions are planned in the second and third quarters of fiscal 2000.

              Cost reductions in fiscal 1999 resulted principally from substantial changes in marketing and distribution activities, and to a lesser extent in product development activities. Cost reductions in fiscal 2000 will include (i) lower personnel costs, principally in general and administrative and product development activities, and (ii) lower sales and marketing costs.

              Management has already implemented plans to lower general and administrative, and product development costs. The number of products supported by development activities has been reduced, allowing for lower attendant costs of quality assurance and testing, localization, and production. General and administrative costs are being reduced through reorganization of the Company's headquarters staff and a reduction in the number of executive and support personnel. In addition, plans are being implemented to lower the cost of legal activities, information technology and general costs of operation.

              Sales and marketing activities, principally in South America and in regions of Europe, which do not generate sufficient revenue to warrant the infrastructure required to support those regions are being restricted. Variable marketing costs including the costs for retail channel distribution support, advertising, public relations and other marketing activities have been reduced or eliminated.

2) Expectation for increasing revenue. Operational revenues from the Company's principal target markets - enterprise process management and technical graphics, did not grow sufficiently in fiscal 1999 to support operations. In the opinion of management, the slower than expected revenue growth occurred principally for the following reasons: (i) year 2000 slowdowns and deferrals for software spending by many corporations, (ii) later than expected delivery of new product releases, particularly in Europe where product releases occurred too close to seasonally low corporate spending periods, (iii) a longer than expected selling cycle for enterprise sales, and (iv) a longer than anticipated conversion of the Company's sales force from its established retail distribution model expertise to an enterprise selling strategy.

              In fiscal 2000, revenues are expected to increase and are already showing improved indications. The Company's target markets are large corporations and government entities, and the number of target customers expressing interest in process improvement and technical graphics solutions has increased significantly. Management attributes this trend to its sales strategy and methods and to a significantly improved level of education and knowledge in the current sales force. However there can be no assurances such trends will continue.

              The average transaction size is increasing and the number of transactions exceeding $100,000, $250,000 and $500,000 is also increasing. The total pipeline of sales opportunities has increased significantly in the last six months and the number of large transactions in prospect has also increased. Management also believes that its European operations will improve from seasonal summer lows and from overcoming the introductory period for new products.

              In addition to its strategic drive in process management and technical graphics, management believes the Company has a number of opportunities for tactical revenue transactions in its legacy products, and from the potential licensing of non-strategic technologies.

3) Reduced capital spending. After the first quarter of fiscal 2000, the Company plans to restrict capital spending principally to requirements for replacement. First quarter capital expenditures, principally related to the Company moving its corporate headquarters to Allen, Texas will be uncharacteristically high. As a result of the move, the Company replaced old and obsolete office furniture and fixtures and was required to replace and upgrade a significant amount of network and telephony equipment. However, the overwhelming majority of first quarter spending was financed through long-term leasing transactions, thus mitigating the cash outflow related to the move. See Notes to the Consolidated Financial Statements for the Company's future lease commitments

Although management of the Company believes that the Company's sales will grow in fiscal 2000 and therefore, that its results will improve in tandem with sales, there can be no assurance that the events necessary for such sales growth will occur as, or when expected. In addition, the Company was obligated to pay Intergraph $2.5 million on a promissory note. The note was issued as part of the consideration for the purchase of InterCAP. The note was originally due in full on August 31, 1999, but the Company has negotiated with the holder, Intergraph, for payment of $1.25 million plus accrued interest of approximately $110,000 on September 28, 1999, and for the remaining balance of $1.25 million plus interest to be paid on October 28, 1999. Management is examining various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures include the sale of equity securities in a private transaction, and the sale or spin-off of certain assets to third parties. Management believes it will be successful in obtaining the necessary revenue levels and/or additional necessary funding to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

CASH FLOWS DURING FISCAL 1999
During 1999, cash and cash equivalents plus short-term investments decreased by $16.9 million to $11.2 million. Net cash flows from operations resulted in a decline to a $3.1 million deficit. The Company paid $3.7 million relating to the acquisition of InterCAP. Approximately $8.0 million in cash was used in the development of technology and was capitalized as software development cost. Property and equipment expenditures amounted to $1.7 million. The Company acquired approximately 471,000 shares of treasury stock for $4.1 million, substantially offset by proceeds of $3.9 million from employee stock programs.

CAPITAL RESOURCES
As of June 30, 1999, the Company had no significant commitments for capital expenditures.

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

The Company began an infrastructure and systems review of Year 2000 readiness for the United States operations in May 1998, with the objectives of:

o Inventorying all computer, network, and telephony-related hardware and software;
o Assessing, through both research and testing, whether or not the equipment and software are Y2K compliant;
o Developing plans for upgrading hardware and software to Year 2000 compliant status, decommissioning non-compliant hardware that cannot be upgraded to a compliant state, and replacing software that cannot be upgraded to Year 2000 compliance.

As of February 1, 1999, all mission critical systems and applications in the data center were reviewed and plans for upgrade, decommissioning or replacement were developed for systems and applications that are not Year 2000 compliant. Software upgrades and replacement are scheduled to be completed by September 30, 1999.

Workstations, desktop and laptop computers used in the development of the Company's products and in conducting the Company's business are largely newer machines that are reported by their manufacturers to be Year 2000 compliant. A small number of machines have been identified, which, due to age or obsolescence, cannot be brought into compliance. The Company plans to decommission and/or replace these machines during the year.

The principal software running on the Company's computers is licensed under corporate maintenance agreements with major vendors that have reported either that their software is currently Year 2000 compliant or that Year 2000 compliant upgrades will be available during calendar year 1999. It is the Company's intent to apply and verify such upgrades as they become available.

Non-compliant hardware was upgraded, decommissioned, or replaced before, or concurrent with, the completion of the Company's move to its new corporate headquarters in September of 1999.

The inventory, review, upgrade, replacement, and decommissioning plans described herein refer specifically to mission critical corporate standard technology and components. Special purpose hardware and software, such as may be found in some areas of Development and Quality Assurance, and personal productivity tools that are not covered by corporate standards, are not covered in this plan because this hardware is not directly used in the running of the business or development of products.

The Company's foreign subsidiaries and contractors access mission critical applications through the services of the Company's wide area network. With regard to centrally administered applications and systems software, the Company's foreign operations are at an equal state of Year 2000 readiness with the Company A small number of remote communications components have been identified as not being Year 2000 ready, and these components are scheduled for replacement by September 30, 1999. Foreign operations represent a small percentage of the Company's hardware assets, and formal review of their Year 2000 readiness status began in March 1999.

The principal costs incurred in addressing Year 2000 issues to date have been managerial and administrative. All essential third-party software is on maintenance agreements, and hardware expenses have already been accounted for in either normal retirement/replacement plans or in the planned expenses for the infrastructure of the new headquarters building.

A small number of internally developed applications are not currently Year 2000 compliant, and the cost of remediation will not be material to the Company's operating results. In addition, the historical cost of remediation has not been material.

Each of the Company's product divisions has completed a Year 2000 assessment of its currently offered products. While this assessment included internal testing of the Year 2000 capabilities of these products, the Company has not had, and has no plans to have, its products tested by an independent third party. The Company believes that the vast majority of its currently offered products are Year 2000 compliant, and expects virtually all of its remaining currently offered products to become compliant through new releases. In any event, the Company expects that all of its currently offered products will be Year 2000 compliant before the end of 1999. Because Year 2000 compliance is generally integrated into its normal product development activities, the Company has not incurred and does not expect to incur any significant incremental expenses in addressing this issue in its product lines. The Company believes that a small number of its customers that receive product support from the Company are operating product versions that may not be Year 2000 compliant or products that the Company has replaced or intends to replace with comparable, Year 2000 compliant products. The Company believes that the vast majorities of such customers are migrating and will continue to migrate to compliant versions and products through new releases, which the Company is strongly encouraging. In addition, certain former customers may be operating non-compliant versions of products in respect of which the Company's agreed-upon product support and warranty periods have expired. The Company has not undertaken an assessment of whether these former customers are taking appropriate steps to address any related Year 2000 issues. The Company does not expect customers who purchase or migrate to current versions of the Company's products to experience any Year 2000 failures caused by such products. In addition, the Company believes that its licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any Year 2000 failures that may be caused by its current or former products. However, there can be no assurance that the Company's expectations and beliefs as to these and related matters will prove to be accurate. Moreover, the Company is aware of a growing number of lawsuits against software vendors and other information technology firms involving Year 2000 issues. In addition, regardless of whether the Company's products are Year 2000 compliant, they operate on IT systems consisting of third-party hardware and software, some of which may not be fully Year 2000 compliant. In light of the foregoing factors, there can be no assurance that customers or former customers will not bring claims or proceedings against the Company seeking compensation for losses associated with Year 2000-related failures.

The Company has begun a Year 2000 assessment of its material third party supplier relationships. The assessment is being conducted through formal communications with such suppliers, testing of supplier equipment, systems or interfaces, and a review of the Year 2000 information made publicly available by such suppliers. The Company plans to substantially complete the assessment of these third parties by the third quarter of calendar year 1999 and, promptly upon discovery of any readiness issues that are material to the Company, begin efforts to obtain adequate readiness assurances from the relevant third parties. There can be no assurance that the Company will receive all information necessary to fully evaluate the Year 2000 readiness of all material suppliers. In addition, the Company relies in various ways, both domestically and internationally, on governments, utilities, communications service providers, financial institutions and other third parties to conduct normal business operations. There can be no assurance that suppliers and other third parties upon which the Company is reliant will not suffer business interruptions caused by Year 2000 issues. Such interruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

Other aspects of the Year 2000 issue may pose additional risks to the Company. Some commentators predict that normal purchasing patterns and trends in the software industry may be affected by customers replacing or upgrading applications or systems to address Year 2000 issues. The Company has experienced a small number of potential customers who have indicated that they will not be considering any new software purchases until after the first calendar quarter of 2000. However, there currently does not appear to be a discernable trend indicating a recent or impending material reduction in demand for the Company's products. However, there can be no assurance that Year 2000 issues will not affect future customer purchasing patterns, possibly resulting in lower demand for the Company's products. Furthermore, commentators have predicted that a significant amount of litigation may arise out of Year 2000 compliance issues. Although certain potential litigation scenarios have been described above, the probability of the Company's actual involvement in any lawsuits of this nature and the range of potential outcomes is not estimable at this time. A material adverse outcome in a Year 2000 lawsuit - as is the case with any lawsuit - could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

LITIGATION
Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. (THINK), and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with 90 days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK originally filed its counter-complaint in Los Angeles, California disputing jurisdiction and venue in Dallas, but since has agreed to the jurisdiction of the Texas court, but has asked the court to transfer the case to Los Angeles as a more convenient forum. A hearing date of October 4, 1999 has been set to adjudicate certain jurisdictional matters in the California action. No other hearing date has been set on the preliminary matters, and the parties are in the process of setting discovery and related schedules.

The Company is also subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which amends FASB Statement No. 133 by delaying its effective date for one year, to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effect of SFAS 133 and SFAS 137 on the Company has not yet been determined.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's recently announced iGrafx(TM) System(R), growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, interrupted purchasing patterns by customers due to Year 2000 spending and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The U.S. Dollar is the functional currency for financial reporting. In this regard, the Company uses foreign forward exchange contracts, to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the Company's non-U.S. dollar net balance sheet exposures. For example, at fiscal year end 1999, the Company had foreign forward exchange contracts outstanding of $554,000 to sell German marks. Similar hedging activities existed at fiscal year end 1998. A hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates would not be expected to have a material earnings impact, e.g., based on fiscal year end 1999 balances and rates, a pretax currency exchange gain or loss of $53,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)


                                                                                         JUNE 30,
                                                                                     1999          1998
                                                                                  -----------   -----------

                                                    ASSETS

     Current assets:
           Cash and cash equivalents                                                $  8,819      $ 26,483
           Short-term investments                                                      2,401         1,584
           Accounts receivable, net                                                    6,480        12,712
           Inventories                                                                   570           980
           Deferred tax asset                                                              -         1,135
           Other current assets                                                        1,478         1,379

                                                                                  -----------   -----------
               Total current assets                                                   19,748        44,273

     Property and equipment, net                                                       2,143         1,946
     Capitalized software development costs, net                                       5,994         3,191
     Acquired product rights, net                                                      3,601         2,693
     Goodwill                                                                          9,907           647
     Other assets                                                                        990         2,391

                                                                                  -----------   -----------
               Total assets                                                         $ 42,383      $ 55,141
                                                                                  ===========   ===========


     See accompanying notes.


                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)


                                                                                         JUNE 30,
                                                                                     1999          1998
                                                                                  -----------   -----------
                                     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
           Accounts payable                                                         $  3,833      $  4,979
           Accrued compensation and benefits                                           2,189         2,578
           Other accrued liabilities                                                   2,567         5,206
           Deferred revenue                                                            1,651        11,933
           Notes payable                                                               3,500         1,125
           Income taxes payable                                                          403           340

                                                                                  -----------   -----------
               Total current liabilities                                              14,143        26,161

     Notes payable - noncurrent                                                            -           400
     Other liabilities                                                                    11            10
     Long-term debt                                                                    5,797             -

     Shareholders' equity:
           Common stock, $.01 par value, 20,000 shares authorized;
            12,131 and 11,474 shares issued                                              122           115
           Additional capital                                                         37,622        33,835
           Accumulated deficit                                                        (6,746)         (894)
           Accumulated other comprehensive loss                                       (1,610)       (1,537)
           Less - treasury stock (909 and 438 shares), at cost                        (6,950)       (2,884)
           Deferred compensation                                                          (6)          (65)

                                                                                  -----------   -----------
            Total shareholders' equity                                                22,432        28,570

                                                                                  -----------   -----------
            Total liabilities and shareholders' equity                              $ 42,383      $ 55,141
                                                                                  ===========   ===========


     See accompanying notes.


                                               MICROGRAFX, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)



                                                                       YEARS ENDED JUNE 30,
                                                                 1999           1998          1997
                                                              -----------    -----------   -----------

Net revenues                                                  $   56,962     $   71,792    $   64,862
Cost of revenues                                                  10,210         21,466        19,784
                                                              -----------    -----------   -----------
     Gross profit                                                 46,752         50,326        45,078

Operating expenses:
   Sales and marketing                                            33,361         34,048        34,121
   General and administrative                                      6,637          7,426         7,938
   Research and development                                        8,245          8,479         7,210
   In-process research and development charge                      1,928              -         2,250
   Restructuring charges                                               -              -         1,964
                                                              -----------    -----------   -----------
        Total operating expenses                                  50,171         49,953        53,483

                                                              -----------    -----------   -----------
(Loss) income from operations                                     (3,419)           373        (8,405)

Interest income                                                   (1,004)          (621)         (778)
Interest expense                                                     260              5            16
Other expense                                                         85             55           454
                                                              -----------    -----------   -----------
     Total non operating (income) expense                           (659)          (561)         (308)

                                                              -----------    -----------   -----------
(Loss) income before income taxes                                 (2,760)           934        (8,097)

Income tax provision (benefit)                                     3,092            327        (1,910)

                                                              -----------    -----------   -----------
Net (loss) income                                             $   (5,852)    $      607    $   (6,187)
                                                              ===========    ===========   ===========

(Loss) earnings per share:
   Basic                                                      $    (0.53)    $      .06    $    (0.60)
                                                              ===========    ===========   ===========
   Diluted                                                    $    (0.53)    $      .05    $    (0.60)
                                                              ===========    ===========   ===========


See accompanying notes.


                                                       MICROGRAFX, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (in thousands)

                                                                                   ACCUMULATED
                                             COMMON STOCK                            OTHER
                                           ---------------   ADDITIONAL  RETAINED COMPREHENSIVE  TREASURY    DEFERRED
                                           SHARES   AMOUNT    CAPITAL    EARNINGS    LOSS          STOCK   COMPENSATION     TOTAL
                                           ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                      10,800   $108     $ 28,677   $  4,686   $ (1,230)    $ (3,136)  $       -    $   29,105
Common stock issued under stock
     option plan                                12      -           85          -          -            -           -            85
Common stock issued under stock purchase
     plan                                      128      1          690          -          -            -           -           691
Treasury stock purchased                         -      -            -          -          -          (52)          -           (52)
Translation of foreign currency
     financial statements                        -      -            -          -       (114)           -           -          (114)
Net loss                                         -      -            -     (6,187)         -            -           -        (6,187)
                                                                                                                         ----------
Total comprehensive loss                                                                                                     (6,301)
                                           ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                      10,940   $109     $ 29,452   $ (1,501)  $ (1,344)    $ (3,188)  $       -    $   23,528
Common stock issued under stock option
     plan                                      347      4        2,227          -          -            -           -         2,231
Common stock issued under stock purchase
     plan                                      167      2          779          -          -            -           -           781
Treasury stock issued related to purchase
     of AdvanEdge                                -      -          296          -          -          304           -           600
Stock option income tax benefit                  -      -          828          -          -            -           -           828
Restricted stock plan activity                  20      -          253          -          -            -         (65)          188
Translation of foreign currency
     financial statements                        -      -            -          -       (193)           -           -          (193)
Net income                                       -      -            -        607          -            -           -           607
                                                                                                                         ----------
Total comprehensive income                                                                                                      414
                                           ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                      11,474   $115     $ 33,835   $   (894)  $ (1,537)    $ (2,884)  $     (65)   $   28,570
Common stock issued under stock
     option plan                               509      5        3,082          -          -            -           -         3,087
Common stock issued under stock purchase
     plan                                      145      2          792          -          -            -           -           794
Treasury stock purchased                         -      -            -          -          -       (4,066)          -        (4,066)
Restricted stock plan activity                   3      -          (87)         -          -            -          59           (28)
Translation of foreign currency
     financial statements                        -      -            -          -        (73)           -           -           (73)
Net loss                                         -      -            -     (5,852)         -            -           -        (5,852)
                                                                                                                         ----------
Total comprehensive loss                                                                                                     (5,925)
                                           ----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                      12,131   $122     $ 37,622   $ (6,746)  $ (1,610)    $ (6,950)  $      (6)   $   22,432
                                           ========================================================================================


See accompanying notes.


                                                MICROGRAFX, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)


                                                                              YEARS ENDED JUNE 30,
                                                                       1999         1998         1997
                                                                     ----------   ----------   ----------
Cash flows from operating activities:
Net (loss) income                                                    $  (5,852)   $     607    $  (6,187)
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                      7,121       10,144        9,145
      Restricted stock amortization                                        (28)         188            -
      In-process research and development charge                         1,928            -        2,250
      Deferred income taxes and other                                    2,383       (1,410)      (2,327)
      Changes in operating assets and liabilities, net of
          effects of purchase of AdvanEdge and InterCAP:
           (Decrease) increase in deferred revenue                     (11,297)      10,728          815
           Decrease (increase) in accounts receivable                    6,989       (3,102)         (66)
           Decrease (increase) in inventories                              410          307           (3)
           (Increase) decrease in other current assets                     (28)        (338)         670
           (Decrease) increase  in payables and accruals                (4,762)         939        2,496
           Increase (decrease) in income taxes payable                      64          299         (797)
                                                                     ----------   ----------   ----------
                Total adjustments                                        2,780       17,755       12,183
                                                                     ----------   ----------   ----------
                Net cash (used in) provided by operating activities     (3,072)      18,362        5,996
                                                                     ----------   ----------   ----------
Cash flows from investing activities:
      Proceeds from maturities of short-term investments                 6,283        6,160        8,953
      Purchases of short-term investments                               (7,100)      (4,129)      (7,724)
      Payment for purchase of acquisitions, net of cash acquired        (3,720)        (375)        (918)
      Capitalization of software development costs and
           purchases of acquired product rights                         (7,998)      (6,617)      (7,686)
      Payments for purchases of property and equipment                  (1,674)      (1,215)      (1,872)
                                                                     ----------   ----------   ----------
                Net cash used in investing activities                  (14,209)      (6,176)      (9,247)
                                                                     ----------   ----------   ----------
Cash flows from financing activities:
      Proceeds from employee stock programs                              3,881        3,012          777
      Treasury stock acquired                                           (4,066)           -          (52)
      Payments of notes payable                                           (125)        (500)           -
      Tax benefits realized from stock transactions                          -          828            -
                                                                     ----------   ----------   ----------
                Net cash (used in) provided by financing activities       (310)       3,340          725
                                                                     ----------   ----------   ----------

Effect of exchange rates on cash and cash equivalents                      (73)        (193)        (114)

Net (decrease) increase in cash and cash equivalents                   (17,664)      15,333       (2,640)
Cash and cash equivalents, beginning of year                            26,483       11,150       13,790
                                                                     ----------   ----------   ----------
Cash and cash equivalents, end of year                               $   8,819    $  26,483     $ 11,150
                                                                     ==========   ==========   ==========


                                   Supplemental Cash Flow Information
      Cash paid for --
           Interest                                                  $     133    $       -    $       -
           Income taxes                                              $     388    $     383    $   1,035

See accompanying notes.

                                MICROGRAFX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx develops and markets graphics software for business use in two target categories: enterprise process management and technical graphics.

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

LIQUIDITY AND CAPITAL RESOURCES
In fiscal 1997, the Company began transitioning its revenue base and business strategy away from consumer related software products in favor of software and solutions for corporations and other large enterprises. In line with that strategy, from the period beginning in June 1998 and ending in August 1998 the Company has licensed its consumer technologies in a series of agreements to Cendant and TLC for $21.0 million. As a result of these transactions and from prior operations, the Company had cash and short-term investments totaling approximately $28.1 million at June 30, 1998.

The intended use of the capital provided by the licensing transactions was to fund the Company's growth into its enterprise model and strategy. As a result, during fiscal 1999, the Company's cash and short-term investments declined approximately $16.9 million to $11.2 million at June 30, 1999. The principal components of this change were as follows:


       SOURCES OF CASH
           Collections on technology licensing                 $    6.8
           Proceeds from employee stock programs                    3.9
                                                              ---------
                   Subtotal sources                                10.7


       USES OF CASH
           Operations                                          $   10.1
           Software development programs                            8.0
           Purchase of treasury stock                               4.1
           Acquisition payment for InterCAP                         3.7
           Capital expenditures                                     1.7
                                                              ---------
                   Subtotal uses                                   27.6

       NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS         $   16.9
                                                              =========


During fiscal 1999, the Company used approximately $19.8 million for operations, software development and capital expenditures. The rate of cash usage was greater than expected for transitioning the Company's business from its historic customer and revenue base and is unsustainable. However, based on management's current expectations, the Company will also incur operating losses and further usage of cash resources during fiscal 2000, although at a reduced rate after its first fiscal quarter.

As a result of the cash and liquidity situation, management has developed plans for reducing the rate of cash usage and completing the Company's transition to an enterprise software business model. Those plans include the following steps and expectations:

1) Implementation of further cost reductions. Cash operating costs (operating costs before consideration of capitalized software development and amortization) have declined from a high of $14.0 million at the end of the second quarter of fiscal 1999, to an expected level between $11.0 and $12.0 million at the end of the first quarter of fiscal 2000. Further cost reductions are planned in the second and third quarters of fiscal 2000.

              Cost reductions in fiscal 1999 resulted principally from substantial changes in marketing and distribution activities, and to a lesser extent in product development activities. Cost reductions in fiscal 2000 will include (i) lower personnel costs, principally in general and administrative and product development activities, and (ii) lower sales and marketing costs.

              Management has already implemented plans to lower general and administrative, and product development costs. The number of products supported by development activities has been reduced, allowing for lower attendant costs of quality assurance and testing, localization, and production. General and administrative costs are being reduced through reorganization of the Company's headquarters staff and a reduction in the number of executive and support personnel. In addition, plans are being implemented to lower the cost of legal activities, information technology and general costs of operation.

              Sales and marketing activities, principally in South America and in regions of Europe, which do not generate sufficient revenue to warrant the infrastructure required to support those regions are being restricted. Variable marketing costs including the costs for retail channel distribution support, advertising, public relations and other marketing activities have been reduced or eliminated.

2) Expectation for increasing revenue. Operational revenues from the Company's principal target markets - enterprise process management and technical graphics, did not grow sufficiently in fiscal 1999 to support operations. In the opinion of management, the slower than expected revenue growth occurred principally for the following reasons: (i) year 2000 slowdowns and deferrals for software spending by many corporations, (ii) later than expected delivery of new product releases, particularly in Europe where product releases occurred too close to seasonally low corporate spending periods, (iii) a longer than expected selling cycle for enterprise sales, and (iv) a longer than anticipated conversion of the Company's sales force from its established retail distribution model expertise to an enterprise selling strategy.

              In fiscal 2000, revenues are expected to increase and are already showing improved indications. The Company's target markets are large corporations and government entities, and the number of target customers expressing interest in process improvement and technical graphics solutions has increased significantly. Management attributes this trend to its sales strategy and methods and to a significantly improved level of education and knowledge in the current sales force. However, there can be no assurances such trends will continue.

              The average transaction size is increasing and the number of transactions exceeding $100,000, $250,000 and $500,000 is also increasing. The total pipeline of sales opportunities has increased significantly in the last six months and the number of large transactions in prospect has also increased. Management also believes that its European operations will improve from seasonal summer lows and from overcoming the introductory period for new products.

              In addition to its strategic drive in process management and technical graphics, management believes the Company has a number of opportunities for tactical revenue transactions in its legacy products, and from the potential licensing of non-strategic technologies.

3) Reduced capital spending. After the first quarter of fiscal 2000, the Company plans to restrict capital spending principally to requirements for replacement. First quarter capital expenditures, principally related to the Company moving its corporate headquarters to Allen, Texas will be uncharacteristically high. As a result of the move, the Company replaced old and obsolete office furniture and fixtures and was required to replace and upgrade a significant amount of network and telephony equipment. However, the overwhelming majority of first quarter spending was financed through long-term leasing transactions, thus mitigating the cash outflow related to the move. See Notes to the Consolidated Financial Statements for the Company's future lease commitments

Although management of the Company believes that the Company's sales will grow in fiscal 2000 and therefore, that its results will improve in tandem with sales, there can be no assurance that the events necessary for such sales growth will occur as, or when expected. Therefore management is examining various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures include the sale of equity securities in a private transaction, and the sale or spin-off of certain assets to third parties. Management believes it will be successful in obtaining the necessary revenue levels and/or additional necessary funding to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

INVENTORIES
Inventories are stated at the lower of cost or market using a weighted-average method. Finished goods inventories include costs of material, labor and overhead. Major classes of inventory include the following (in thousands):

                                                 June 30,
                                           1999            1998
                                      -------------    ------------

         Raw materials                  $   404           $  720
         Finished goods                     166              260
                                      -------------    ------------
                                        $   570           $  980
                                      =============    ============

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

         Computers and equipment            2-5 Years
         Software                           2-5 Years
         Furniture and fixtures             5-7 Years
         Leasehold improvements             Shorter of Lease Term or Asset Life

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved and also capitalizes costs of acquiring certain product rights in connection with the development of its computer software products. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs and acquired product rights are amortized on a straight-line basis. With the change in strategy to a corporate software provider, the Company now estimates the economic life of the corporate software to be approximately 48 months. The longer economic life was implemented with the release of iGrafx Professional, iGrafx Process, and iGrafx

Designer. No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues. The Company begins amortization when the products are available for general release to customers. All other research and development expenditures are charged to research and development expense in the period incurred.

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

The net foreign currency exchange losses were $19,000, $52,000, and $416,000, in fiscal years 1999, 1998, and 1997, respectively.

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

Gains and losses associated with these forward contracts are recognized in other (income) expense. During fiscal 1999, the Company recognized approximately $58,000 in losses associated with forward contracts. During fiscal 1998, the Company recognized approximately $77,000 in gains associated with forward contracts. During fiscal 1997, the gains and losses recognized were not material.

At June 30,1999, the Company had forward contracts outstanding to sell 1.0 million German marks for approximately $554,000. The difference between the carrying amount and current market settlement value of the forward contracts was not significant.

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

The Company periodically offers rebates to distributors, the amounts of which are primarily based on sales volume and are accrued as reductions in revenue and in a contra-receivable account. The Company provided for rebates of $1,180,000, $3,196,000, and $2,041,000, in fiscal 1999, 1998, and 1997, respectively. The
Company also offers distributors and resellers co-op funds, generally 2-10 percent of amounts invoiced, that are used to promote the Company's products. These funds are generally paid as a credit against outstanding invoices and are included in sales and marketing expense during the period in which the related revenue is recognized. The Company provided for co-op funds of $1,251,000, $3,387,000, and $2,852,000, in fiscal 1999, 1998, and 1997, respectively.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising expense was $4,929,000, $4,334,000, and $5,135,000 in fiscal 1999, 1998, and 1997, respectively.

STOCK-BASED COMPENSATION
The Company grants stock options through employee stock option plans and a restricted stock plan. Options are granted for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant for all plans, excluding the restricted stock plan. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," because the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation," requires the use of valuation models that were not developed for use in valuing employee stock options. Accordingly, the Company does not recognize compensation expense for these stock option grants, as the exercise price is equal to the fair value of the Company's common stock on the date of grant. Restricted stock shares are granted at $0.01 par value and compensation expense is recognized over the vesting period.

INCOME (LOSS) PER SHARE
Income (loss) per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                    Years Ended June 30,
                                               1999        1998        1997
                                             ----------  ----------  ----------
Numerator:
  Net (loss) income                           $ (5,852)    $   607     $(6,187)

Denominator:
  Denominator for basic earnings per
       share - weighted average shares          11,119      10,613      10,342
  Effect of dilutive employee stock options          -         442           -
                                             ----------  ----------  ----------
  Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions           11,119      11,055      10,342
                                             ==========  ==========  ==========

Basic income (loss) per share                 $  (0.53)    $  0.06     $ (0.60)
                                             ==========  ==========  ==========
Diluted income (loss) per share               $  (0.53)    $  0.05     $ (0.60)
                                             ==========  ==========  ==========

Options to purchase 2,746,898 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for fiscal 1999. These options included all options outstanding as of June 30, 1999, as well as 579,700 shares related to the subordinated convertible debentures issued in connection with InterCAP acquisition. Options to purchase 747,334 and 1,148,722 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the years ended June 30, 1998 and 1997, respectively.

RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform with current year presentation.

2.   ACQUISITIONS

On April 16, 1999, the Company purchased InterCAP for $12.4 million, consisting of $3.9 million in cash at closing, a short-term promissory note for $2.5 million, a convertible debenture for $5.8 million and transaction costs of approximately $0.2 million. The convertible debenture may be converted into approximately 600,000 shares of Micrografx common stock. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement. Prior to the purchase, InterCAP was a wholly owned subsidiary of Intergraph Corporation. The results of operations of InterCAP are included in the Company's results of operations from the date of the InterCAP acquisition.

The InterCAP acquisition has been accounted for in accordance with the purchase method of accounting. The aggregate purchase price has been allocated to the assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):

       Fair value of InterCAP historical net assets                   $  (344)
       Purchased in-process research and development                    1,928
       Identified intangible assets                                     1,837
       Deferred income tax liability related to identified
          intangible assets                                              (616)
       Goodwill                                                         9,559
                                                                      -------
       Aggregate purchase price                                       $12,364
                                                                      =======

In connection with the Company's acquisition of InterCAP, the Company recorded a charge of $1.9 million for purchased in-process research and development (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

InterCAP's research and development relates to WebCGM software products. These software products allow customers in the aerospace, defense and manufacturing industries to publish technical graphics on the Internet. Micrografx's goal in this acquisition was to acquire technology that complemented its iGrafx Designer technical graphics product. iGrafx Designer, in conjunction with the acquired technologies, allows Micrografx to create a solution for intelligent technical illustration and Web-based technical publishing. These complementary products provide a tiered illustration solution supported by the industry standards and leading-edge Web publishing solutions.

Significant assumptions used in determining the value of purchased R&D for InterCAP included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 2000. The discount rate selected for InterCAP's in-process technologies was 20 percent.

At the time of the acquisition, InterCAP management estimated the remaining cost and time to complete the purchased R&D projects was approximately $355,000 and 44 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. All the in-process projects are currently on schedule. Micrografx expects to essentially meet its original return expectations.

The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process research and development. Uncertainties regarding projected operating cash flows could give rise to unforeseen budget over-runs and or revenue shortfalls in the event that Micrografx is unable to successfully commercialize the projects. Micrografx management is primarily responsible for estimating the value of the purchased R&D in all acquisitions accounted for under the purchase method.

The amounts identified as intangible assets were categorized as follows (in thousands):

     CATEGORY
     Workforce                                                      $    418
     Customer list                                                       240
     Non-compete agreement                                               281
     Current technology                                                  898
                                                                    --------
     Total identified intangible assets                             $  1,837
                                                                    ========

Goodwill related to this acquisition is being amortized on a straight line basis over 10 years and the other identified intangible assets are being amortized on a straight line basis over periods ranging from 3 to 7 years.

The following unaudited pro forma information presents the Company's results of operations as if the InterCAP acquisition had occurred on July 1, 1997. The pro forma information has been prepared by combining the results of operations of the Company and InterCAP for the years ended June 30, 1999 and 1998, adjusted for the elimination of charges for purchased research and development costs. This unaudited pro forma information does not purport to be indicative of what would have occurred had the InterCAP acquisition occurred as of that date or of results of operations which may occur in the future (in thousands, except per share data):

                                                            Years ended June 30,
                                                            1999       1998
                                                         ----------  ----------

Revenue                                                  $  60,078    $  76,514
(Loss) before other income (expense) and income taxes       (2,665)        (200)
Net (loss) income                                           (5,229)         165
Basic (loss) earnings per share                          $  (0.47)    $     .02
Diluted (loss) earnings per share                        $  (0.47)    $     .01

On December 31, 1997, the Company acquired WebKnight, Inc. ("WebKnight") which was accounted for as a purchase. The total consideration paid was $0.5 million, with $250,000 paid in December 1997, $125,000 paid in June 1998, and $125,000 paid in December 1998. The entire purchase price was allocated to acquired product rights and is being amortized over the life of products using the technologies acquired.

On June 30, 1997, the Company acquired the assets of AdvanEdge Technologies, Inc. ("AdvanEdge") for approximately $3.7 million, which has been accounted for as a purchase. Goodwill related to this acquisition is being amortized on a straight-line basis over seven years. The Company allocated the total purchase price as follows (in thousands):

   Tangible and intangible assets                            $ 1,016
   Purchased in-process research and development               2,250
   Goodwill                                                      481
                                                            ----------
         Aggregate purchase price                            $ 3,747
                                                            ==========

In connection with the Company's acquisition of AdvanEdge, the Company recorded a charge of $2.3 million for purchased in-process research and development (purchased R&D), based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

AdvanEdge's research and development related to business process simulation software product. This software product allows customers to document their business processes and simulate the processes in order to assess efficiency of the process and the impact of possible changes to the process. Micrografx's goal in this acquisition was to acquire technology that complemented its Micrografx FlowCharter(R) process management product. Micrografx FlowCharter(R) in conjunction with the acquired technologies allows Micrografx to create an extended process management offering which includes a basic process documentation tool and a process simulation tool.

Significant assumptions used in determining the value of purchased R&D for AdvanEdge included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 1999. The discount rate selected for AdvanEdge's in-process technologies was 25%.

At the time of the acquisition, AdvanEdge management estimated the remaining cost and time to complete the purchased R&D projects was approximately $850,000 and 86 engineer-months. The term "engineer-month" refers to the average amount of research work expected to be performed by an engineer in a month. All the in-process projects have been completed within the budget. Micrografx expects to essentially meet its original return expectations.

In connection with the acquisition of AdvanEdge, the Company agreed to make future payments to the former shareholders of AdvanEdge as a part of the purchase price. The total consideration to be paid is $2.5 million with $1.1 million paid June 30, 1998, $1.0 million paid July 2, 1999, and $0.4 million due January 5, 2000. The remaining consideration is payable in cash or the Company's $.01 par value Common Stock at the Company's discretion provided that the average closing price of the Company's Common Stock on the NASDAQ National Market on each due date described above is at least $4.50 per share.

3.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. All short-term investments have maturities within one year of the balance sheet date. Cash and cash equivalents and short-term investments consist of the following (in thousands):

                                                       June 30,
   Cash and cash equivalents:                    1999            1998
                                             -------------    ------------
       Cash                                  $    2,332       $    4,745
       Money market funds                         5,987           15,013
       Commercial paper                               -            6,725
      Municipal and tax free bond                   500                -
                                             -------------    ------------
   Total cash and cash equivalents                8,819           26,483
   Short-term investments:
       Municipal and tax free bond                1,801                -
       Corporate bonds and notes                    500              550
       Master notes                                   -              500
       Commercial paper                               -              392
        Asset backed securities                     100              142
                                             -------------    ------------
   Total short-term investments                   2,401            1,584
                                             -------------    ------------
   Total cash and short-term investments     $   11,220       $   28,067
                                             =============    ============

The appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified its cash equivalents and short-term investments as available-for-sale. The available-for-sale securities are carried at cost which approximates fair value. Gross realized and unrealized gains and losses for these securities were not material at June 30, 1999, or 1998. The fair value of securities is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. Gross sales proceeds from available-for-sale securities were $228,957,000, $124,650,000, and $133,269,000, in fiscal 1999, 1998, and 1997, respectively. The cost of available-for-sale securities sold is based on the specific identification method.

4.   ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                                   June 30,
                                             1999            1998
                                        -------------    ------------
         Trade Receivables               $    9,305       $   15,761
         Allowances                          (2,825)          (3,049)
                                        -------------    ------------
         Accounts receivable, net        $    6,480       $   12,712
                                        =============    ============

Allowances consist of reserves for returns, reserves for bad debt and accruals for co-op and incentive programs.

At June 30, 1999 and 1998, approximately 55 percent and 66 percent, respectively, of trade receivables represented amounts due from 10 customers. At June 30, 1999, the Company had two customers with receivable balances of 26 percent and 12 percent of trade receivables. At June 30, 1998, the Company had two customers with receivable balances of 22 percent and 17 percent of trade receivables. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, credit insurance policies, reasonably short collection terms and the geographical diversification of revenues.

The Company distributes its products domestically through independent, non-exclusive distributors, authorized resellers, and its corporate sales representatives located throughout the United States. The Company distributes its products internationally through independent, non-exclusive distributors located primarily in Western Europe and Japan. In fiscal 1999, one customer's sales accounted for 12 percent of net revenues. In fiscal 1998, the Company had two customers whose sales each accounted for 19 percent of net revenues; in fiscal 1997, two customer's sales accounted for 22 percent and 16 percent of net revenues.

5.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                     June 30,
                                              1999            1998
                                          ------------     -------------

    Computers and equipment                 $ 13,006         $ 11,020
    Furniture and fixtures                       648              544
    Leasehold improvements                       704              694
                                          -------------    -------------
                                              14,358           12,258
    Less - accumulated depreciation          (12,215)         (10,312)
                                          -------------    -------------
    Property and equipment, net             $  2,143         $  1,946
                                          =============    =============

6.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS

Capitalized software development costs and acquired product rights consist of the following (in thousands):

                                                           June 30,
                                                    1999            1998
                                                 ------------    -------------

    Capitalized software development costs        $   7,099       $   9,077
    Less - accumulated amortization                  (1,105)         (5,886)
                                                 ------------    -------------
    Capitalized software development costs, net   $   5,994       $   3,191
                                                 ============    =============

    Acquired product rights                       $   4,847       $   6,477
    Less - accumulated amortization                  (1,246)         (3,784)
                                                 ------------    -------------
    Acquired product rights, net                  $   3,601       $   2,693
                                                 ============    =============

During the years ended June 30, 1999, 1998, and 1997, the Company capitalized $7,998,000, $6,617,000, and $7,686,000, respectively, of software development costs and acquired product rights. Amounts amortized and charged to cost of revenues for capitalized software development costs and acquired product rights during the years ended June 30, 1999, 1998, and 1997 were $5,080,000, $8,070,000, and $6,828,000, respectively. Additionally, the Company wrote down capitalized software development costs and acquired product rights to net realizable value by approximately $444,000, $157,000, and $220,000, in fiscal 1999, 1998, and 1997, respectively.

7.   DEBT

A portion of the Company's acquisitions has been funded by notes payable and subordinated convertible debentures. The Company's long-term debt consists of the following (in thousands):

                                                          1999       1998
                                                       ---------    --------
Note payable issued in connection with acquisition
     of AdvanEdge                                      $   1,000    $ 1,400
Note payable issued in connection with acquisition
     of WebKnight                                              -        125
Note payable issued in connection with acquisition
     of InterCAP                                           2,500          -
Subordinated convertible debenture issued in
     connection with acquisition of InterCAP, net
     of $179 discount                                      5,797          -
                                                       ----------   --------
                                                           9,297      1,525
Less current portion                                      (3,500)    (1,125)
                                                       ----------   --------
Long-term debt                                         $   5,797    $   400
                                                       ==========   ========


The notes issued for the AdvanEdge and WebKnight acquisitions are non-interest bearing. Of the amount outstanding at June 30, 1999, for the AdvanEdge acquisition, $600,000 was paid on July 2, 1999 and the remaining $400,000 is due January 5, 2000. The remaining consideration is payable in cash or the Company's $.01 par value Common Stock at the Company's discretion provided that the average closing price of the Company's Common Stock on the NASDAQ National Market on each due date described above is at least $4.50 per share.

The note issued for the InterCAP acquisition had a 9.75 percent fixed interest rate for the term of the agreement; April 16, 1999 to August 31, 1999. The note was originally due in full on August 31, 1999, but the Company has negotiated with the holder, Intergraph, for payment of $1.25 million plus accrued interest of approximately $110,000 on September 28, 1999, and for the remaining balance of $1.25 million plus interest to be paid on October 28, 1999. Under the terms of the renegotiated note, the interest rate was increased to 10.5 percent.

The subordinated convertible debenture issued for the InterCAP acquisition may be initially converted into 579,700 shares of Micrografx common stock. In July 1999, the Company registered 579,700 shares to cover the agreement should either Intergraph or the Company elect to convert all or any part of the debenture into shares of common stock of the Company. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement. As described in the Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation, the applicable interest rate for the convertible debenture is a 7 percent fixed rate to begin January 5, 2000 and increasing to 8 percent on January 4, 2001. The debenture matures on March 31, 2002. Interest expense is being provided for at an effective interest rate of 6 percent.

The note payable and the convertible debenture are both secured by the capital stock of InterCAP.

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

Components of the provision (benefit) for income taxes are as follows (in thousands):

                                             Years Ended June 30,
                                               1999        1998         1997
                                           ----------   ----------   ----------
  Current:
    Federal                                 $   (51)     $  1,126      $     -
    Foreign                                     366           693          402
                                           ----------   ----------   ----------
  Total current provision                       315         1,819          402
  Deferred provision (benefit)                2,777        (1,492)      (2,312)
                                           ----------   ----------   ----------
  Total income tax provision (benefit)      $ 3,092      $    327      $(1,910)
                                           ==========   ==========   ==========

The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):

                                                     Years Ended June 30,
                                             1999         1998          1997
                                           ----------   ----------   ----------
  Provision (benefit) computed at
      federal statutory rate                $  (945)     $    327      $(2,753)
  Nondeductible expenses                         73             -            -
  In-process research and development           656             -          765
  Unbenefited foreign losses                  1,439             -            -
  Foreign taxes not benefited                   883             -            -
  Change in valuation allowance               1,037           (32)           -
  Other                                         (51)           32           78
                                           ----------   ----------   ----------
  Tax provision (benefit)                   $ 3,092      $    327      $(1,910)
                                           ==========   ==========   ==========


Components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                               June 30,
                                                          1999          1998
                                                        ----------    ---------
Deferred Tax Assets
     Tax credit carryforwards                            $  2,838      $ 2,387
     Net operating loss carryforwards                       4,123        2,592
     Depreciation                                             211          412
     Reserves and other accrued expenses not
          currently deductible for tax purposes             1,215        2,190
     Undistributed earnings in foreign subsidiaries           367           42
     Other                                                     31          340
                                                        ----------    ---------
               Total deferred tax assets                    8,785        7,963

Deferred Tax Liabilities
     Capitalized software development costs
          currently deductible for tax purposes            (3,538)      (2,001)
     Other                                                   (201)           -
                                                        ----------    ---------
               Total deferred tax liabilities              (3,739)      (2,001)

Total net deferred tax assets                               5,046        5,962
Valuation allowance                                        (5,046)      (2,560)
                                                        ----------    ---------
Deferred tax assets, net of valuation allowance          $      -      $ 3,402
                                                        ==========    =========

At June 30, 1999, the Company has research and development tax credit carryforwards of $1,781,000 for federal tax purposes, which expire between 2006 and 2013, and the Company has foreign tax credit carryforwards of $750,000, which expire between 2003 and 2004. In addition, the Company has alternative minimum tax credit carryforwards of $307,000 that may be carried forward indefinitely as a credit against the Company's current tax liability. The Company also has net operating loss carryforwards of $12,127,000 for federal tax purposes that expire between 2009 and 2014. The annual utilization of these carryforwards will be limited.

Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is management's belief that the realization of the net deferred tax assets in the near term is remote. The impact on the current year provision is a charge for unbenefited foreign losses of $1,439,000; foreign taxes not benefited of $883,000; and an increase in the valuation allowance of $1,037,000.

9.   SHAREHOLDERS' EQUITY

PREFERRED STOCK
None of the Company's 10,000,000 authorized shares of Preferred Stock are issued at June 30, 1999.

STOCK OPTIONS
The Company has reserved 6,900,000 shares of its Common Stock for issuance in connection with its stock option plans for employees and non-employees, which are administered by the Company's Stock Option Committee.

Up to 100,000 of the 6,900,000 shares available may be granted as restricted stock awards. The stock is restricted because recipients receive the stock only upon completing a specified objective or period of employment, generally one to five years. Restricted stock shares are granted at $0.01 par value and compensation expense is deferred until earned. The shares are considered issued when awarded, but the recipient does not own and cannot sell the shares during the restriction period.

As of June 30, 1999, approximately 998,000 shares remained available for grant, of which approximately 71,000 may be granted as restricted shares.

Each option issued under the plans, excluding the restricted stock plan, terminates at the time designated by the Board of Directors, not to exceed 10 years. The exercise price and vesting schedule for each option is determined by the Company's Stock Option Committee, based on the fair market value of the Company's stock at the grant date, and is payable when the option is exercised. Options that terminate under the provisions of these plans subsequently become available for reissuance.

A summary of the Company's stock option activity, and related information for the years ended June 30, 1997, 1998, and 1999, follows:

                                        1997                       1998                        1999
                            ------------------------------------------------------------------------------------
                                            Weighted                     Weighted                    Weighted
                                             Average                      Average                    Average
                                            Exercise                     Exercise                    Exercise
                               Options        Price        Options         Price        Options       Price
                            ------------------------------------------------------------------------------------
Outstanding at
     Beginning of year         1,213,002      $  9.16      1,618,641      $  6.06     2,397,294      $  7.30
         Granted               1,674,024         5.57      1,415,424         8.58       925,019         9.08
         Exercised               (12,053)        7.08       (353,451)        6.31      (514,846)        5.95
         Canceled             (1,256,332)        8.39       (283,320)        7.82      (640,269)        8.40
                            --------------              ---------------             --------------
Outstanding at end of  year    1,618,641                   2,397,294                  2,167,198
                            ==============              ===============             ==============

Exercisable at end of year       289,963      $  6.98        585,857      $  6.91       589,672      $  7.21
                            ==============              ===============             ==============

Weighted-average fair
value of options granted
during the year                $    3.84                   $    5.02                  $    5.05
                            ==============              ===============             ==============
Weighted-average fair
value of purchase rights
granted during the year        $    2.45                   $    2.33                  $    3.12
                            ==============              ===============             ==============

The following is additional information relating to options outstanding as of June 30, 1999:

                            Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------------     ---------------------------------
                                        Weighted Average       Weighted                          Weighted Average
      Exercise            Number           Remaining            Average              Number       Exercise Price
    Price Range        Outstanding      Contractual Life    Exercise Price        Exercisable
--------------------- --------------- --------------------- ----------------     --------------- -----------------
$  0.01 - $  6.49         707,075             2.58              $ 5.49               323,197          $ 5.44
$  6.50 - $  9.00         672,916             7.20              $ 8.59                66,974          $ 7.87
$  9.01 - $ 11.00         641,438             4.24              $ 9.56               148,834          $ 9.25
$ 11.01 - $ 16.00         145,769             3.70              $11.44                50,667          $11.69

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

                                                    Years ended June 30,
                                           1999            1998         1997
                                       -------------   ------------  -----------
Expected term:
     Stock options                        3.5 years      3.6 years    5.0 years
     Employee stock purchase plan        1.45 years      .95 years    .79 years
Interest rate                                 5.83%          5.80%        5.80%
Volatility                                   70.19%         69.86%       81.13%
Dividends                                        0%             0%           0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations. The Company's pro forma information follows:

                                                   Years ended June 30,
                                               1999        1998        1997
                                            ---------   ----------  ----------

Pro forma net loss                          $(8,344)    $ (1,199)   $ (6,804)
                                            =========   ==========  ==========

Pro forma basic and diluted loss per share  $ (0.75)    $  (0.11)   $  (0.66)
                                            =========   ==========  ==========

EMPLOYEE STOCK PURCHASE PLAN
The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1 percent to 10 percent of gross earnings. Shares are purchased by participants at the lower of 85 percent of the fair market value per share at the beginning or ending of each offering period. As of June 30, 1999, 1,300,000 shares were authorized for the plan, approximately 1,009,000 shares were issued, and approximately $71,000 had been withheld for the purchase of shares for the November 1999 offering period.

10.  EMPLOYEE BENEFIT PLAN

The Micrografx, Inc. 401(k) Savings Plan (Plan) allows eligible employees to elect to reduce their current compensation by up to 15 percent, subject to certain maximum dollar limitations prescribed by the Internal Revenue Code ($10,000 in 1999), and have the amount contributed to the Plan as salary deferral contributions. The Company may make employer contributions to the Plan at the discretion of the Board of Directors. During fiscal 1999, 1998, and 1997, the Company contributed approximately $301,000, $244,000, and $192,000, to the Plan, respectively. At June 30, 1999, there were approximately 181 participants in the Plan.

11.  COMMITMENTS AND CONTINGENCIES

LEASES
The Company leases its office and warehouse space and certain equipment under non-cancelable operating lease agreements. Rent expense of $1,381,000, $1,302,000, and $1,455,000, was recorded during fiscal 1999, 1998 and 1997, respectively. Future minimum lease payments for operating leases are as follows (in thousands):

                         Years Ending June 30,
         ------------------------------------------------------

         2000                                           1,409
         2001                                           1,367
         2002                                           1,062
         2003                                             985
         2004                                             923
         Thereafter                                     4,920
                                                  -------------
                                                    $  10,666
                                                  =============

LITIGATION
Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. (THINK), and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with 90 days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK originally filed its counter-complaint in Los Angeles, California, disputing jurisdiction and venue in Dallas, but since has agreed to the jurisdiction of the Texas court, but has asked the court to transfer the case to Los Angeles as a more convenient forum. A hearing date of October 4, 1999 has been set to adjudicate certain jurisdictional matters in the California action. No other hearing date has been set on the preliminary matters, and the parties are in the process of setting discovery and related schedules. Management is unable to predict at this time the final outcome of the THINK lawsuit. A judgement against the Company in this matter could materially affect the Company's results of operations, cash flows and financial position.

The Company is party to various other legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

12.  SEGMENT INFORMATION

The Company operates in a single industry segment: the development, marketing and support of personal computer applications and systems software products. The Company's Chief Operating Decision Maker (CODM) assesses performance and allocates resources on an enterprise-wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors revenues based on product category and geographic area. Virtually all products sold in Europe are manufactured in the Netherlands. Substantially all other products are manufactured in Richardson, Texas. Net revenues for each segment include only sales to unaffiliated customers; there were no intra-segment revenues for the periods presented.

The following product category data includes net revenues (in thousands):

                                       Years Ended June 30,
Net revenues                       1999          1998          1997
                             --------------  ------------  ------------
Process management                $ 19,481      $ 20,821      $ 21,218
Technical graphics                   7,574         9,389        13,439
Technology                          17,975         3,025             -
Legacy                              11,932        38,557        30,205
                             --------------  ------------  ------------
Total revenues                    $ 56,962      $ 71,792      $ 64,862
                             ==============  ============  ============

The following geographic area data includes net revenues, based on product shipment destination, and property, plant and equipment, based on physical location (in thousands):

                                               Years Ended June 30,
Net revenues                             1999          1998           1997
                                      ------------  ------------  ------------
United States                         $   34,695    $   40,212    $   32,071
Germany                                    6,925         8,196         6,254
Japan                                      1,270         4,989         8,118
Rest of World                             14,072        18,395        18,419
                                      ------------  ------------  ------------
     Total                            $   56,962    $   71,792    $   64,862
                                      ===========   ============  ============

Property, Plant & Equipment, net
United States                         $    1,570    $    1,265    $    2,063
Germany                                      122           159           152
Japan                                         41            93            52
Rest of World                                410           429           436
                                      -----------   ------------  ------------
     Total                            $    2,143    $    1,946    $    2,703
                                      ===========   ============  ============

                   Report of Independent Public Accountants





To the Shareholders of Micrografx, Inc.

We have audited the accompanying consolidated balance sheets of Micrografx, Inc., and subsidiaries (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micrografx, Inc., and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ Ernst & Young LLP


Dallas, Texas
September 28, 1999

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

The consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 57 of this report.

2.   Financial Statement Schedules

The consolidated financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 57 of this report.

3.   Exhibits

The following documents are filed or incorporated by reference as exhibits to this report. The exhibit numbers in the exhibit list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulations S-K.

** 2.1 Agreement and Plan of Merger with Visual Software, Inc. dated as of February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

++ 2.2 Agreement and Plan of Merger, dated as of April 15, 1999, among Micrografx, Inc., InterCAP Acquisition Inc., and InterCAP Graphics Systems, Inc. and Intergraph Corporation [The schedules referred to in the Agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request.] (Exhibit 2.1)

*    3.1 Articles of Incorporation of the Company, as amended (Exhibit 3.1)

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

*** 10.2 Amendment to the Incentive and Nonstatutory Stock Option Plan (Exhibit 10.3)

* 10.4 Form of International Distributor Agreement used by the Company (Exhibit 10.3)

* 10.5 Cross Licensing Agreement dated December 15, 1989, between the Company and Microsoft Corporation (Exhibit 10.12)

***  10.6 Employee Stock Purchase Plan (Exhibit 10.26)

*****10.7 Agreement  dated  September 8, 1993,  between the Company and Hallmark
     Cards, Incorporated. (Exhibit 10.25)

***** 10.8 Micrografx, Inc. 1995 Stock Option Plan. (Exhibit 10.27)

***** 10.9 Micrografx, Inc. 1993 Restricted Stock Plan. (Exhibit 10.28)

****** 10.10 Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit 10.29)

******* 10.11 Employment agreement dated February 13, 1997, between the Company and Doug Richard. (Exhibit 10.11)

******* 10.12 Compensation agreement dated May 21, 1997, between the Company and Russell Hogg.(Exhibit 10.12)

******** 10.13 License Agreement between  Micrografx,  Inc. and Cendant Software
     Corporation (Exhibit 10.1)

******** 10.14  Noncompetition  Agreement between  Micrografx,  Inc. and Cendant
     Software Corporation (Exhibit 10.2)

+ 10.15 Revolving credit agreement dated April 1, 1998, between the Company and BankBoston, N.A.

+ 10.16 Lease agreement dated August 31, 1998, between Prentiss Properties Acquisition Partners, L.P. and the Company.

+ 10.17 Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.

++ 10.18 Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation (Exhibit 10.1)

     21.1 Subsidiaries of the Company.

     23.1 Consent of Ernst & Young LLP

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

*****Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

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

******** Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K dated June 30, 1998

+ Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K405/A for the year ended June 30, 1998.

++ Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K dated April 16, 1999

(b)      Reports on Form 8-K:

1. On July 26, 1999, the Company filed a Current Report on Form 8-K reporting a news release dated July 14, 1999 under Item 7 "Exhibits" of Item 601 of Regulation S-K.

2. On July 1, 1999, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed on May 3, 1999. Financial Statements of InterCAP Graphics Systems, Inc. and Unaudited Pro Forma Combined Financial Statements were included with this filing.

3. On May 3, 1999, the Company filed a Current Report on Form 8-K under Item 2 "Acquisition of Assets" of Item 601 of Regulation S-K. The Company reported an Agreement and Plan of Merger dated as of April 15, 1999 (the
     "Agreement"), among the Company, Intergraph Corporation ("Intergraph"), InterCAP Graphics Systems, Inc., a Delaware corporation and wholly owned subsidiary of Intergraph ("InterCAP"), and InterCAP Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which the Merger Sub was merged with and into InterCAP (the "Merger") with InterCAP as the corporation surviving the Merger. No financial statements were included in such filing.




ITEM 14A.        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




                                                                                                        PAGE
CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets at June 30, 1999, and 1998.............................................32
      Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998, and 1997............34
      Consolidated Statements of Shareholders' Equity for the Years Ended
         June 30, 1999, 1998, and 1997...................................................................35
      Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998, and 1997............36
      Notes to Consolidated Financial Statements.........................................................37
      Report of Independent Public Accountants...........................................................53




CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      Schedule II - Valuation and Qualifying Accounts....................................................59


All other schedules are omitted as the required information is inapplicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1999.

                        MICROGRAFX, INC.


                        By:        /S/ DOUGLAS M. RICHARD
                                 -----------------------------------
                                 Douglas M. Richard
                                 Chief Executive Officer and President
                                 (Principal Executive and Financial Officer)

                        By:        /S/ JOHN M.CARRADINE
                                 -----------------------------------
                                 John M.Carradine
                                 Chief Financial Officer and Treasurer

                        By:        /S/ DARRYL R. HALBERT
                                 -----------------------------------
                                 Darryl R. Halbert
                                 Vice President, Controller and Chief
                                 Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


           SIGNATURE                  TITLE                         DATE

  /s/ RUSSELL HOGG                   Chairman of the          September 28, 1999
------------------------------       Board of Directors
Russell Hogg

  /s/ DOUGLAS M. RICHARD             Director                 September 28, 1999
------------------------------
Douglas M. Richard

  /s/ EUGENE P. BEARD                Director                 September 28, 1999
------------------------------
Eugene P. Beard

  /s/ ROBERT KAMERSCHEN              Director                 September 28, 1999
------------------------------
Robert Kamerschen

  /s/ SEYMOUR MERRIN                 Director                 September 28, 1999
------------------------------
Seymour Merrin

  /s/ AVERY MORE                     Director                 September 28, 1999
------------------------------
Avery More




                                                   SCHEDULE II
                                        MICROGRAFX, INC. AND SUBSIDIARIES
                                        VALUATION AND QUALIFYING ACCOUNTS
                                                 (in thousands)

                               Balance At        Charged         Charged                          Balance
                                Beginning       To Costs        To Other                           at End
        Description             of Period     and Expenses    Accounts (b)      Deductions       of Period
--------------------------------------------------------------------------------------------- -----------------

Years Ended June 30,

1997
-----------------------------
Allowance for doubtful
   accounts:                     $    332         $    256        $    -        $   249 (a)         $    339
Allowance for sales
   returns:                      $  1,961         $      -        $   (9)       $    10 (a)         $  1,942

1998
-----------------------------
Allowance for doubtful
   accounts:                     $    339         $     37        $    -        $    33 (a)         $    343
Allowance for sales
   returns:                      $  1,942         $      -        $ (578)       $     -             $  1,364

1999
-----------------------------
Allowance for doubtful
   accounts:                     $    343         $    306        $    -        $    44 (a)         $    605
Allowance for sales
   returns:                      $  1,364         $      -        $  503        $     -             $  1,867


(a) Represents amounts written-off during the year, net of recoveries.
(b) The allowance for sales returns is recorded as a reduction of revenues.


                                INDEX TO EXHIBITS


     EXHIBIT
     NUMBER    DESCRIPTION


** 2.1 Agreement and Plan of Merger with Visual Software, Inc. dated as of February 27, 1996 (the exhibits and schedules listed therein have been omitted but will be provided to the Commission upon request). (Exhibit 2)

++ 2.2 Agreement and Plan of Merger, dated as of April 15, 1999, among Micrografx, Inc., InterCAP Acquisition Inc., and InterCAP Graphics Systems, Inc. and Intergraph Corporation [The schedules referred to in the Agreement have been omitted but will be furnished to the Securities and Exchange Commission upon request.] (Exhibit 2.1)

*    3.1 Articles of Incorporation of the Company, as amended (Exhibit 3.1)

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

*** 10.2 Amendment to the Incentive and Nonstatutory Stock Option Plan (Exhibit 10.3)

* 10.4 Form of International Distributor Agreement used by the Company (Exhibit 10.3)

* 10.5 Cross Licensing Agreement dated December 15, 1989, between the Company and Microsoft Corporation (Exhibit 10.12)

***  10.6 Employee Stock Purchase Plan (Exhibit 10.26)

*****10.7 Agreement  dated  September 8, 1993,  between the Company and Hallmark
     Cards, Incorporated. (Exhibit 10.25)

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

******* 10.11 Employment Agreement dated February 13, 1997, between the Company and Doug Richard. (Exhibit 10.11)

******* 10.12 Compensation agreement dated May 21, 1997, between the Company and
     Russell Hogg. (Exhibit 10.12)

******** 10.13 License Agreement between  Micrografx,  Inc. and Cendant Software
     Corporation (Exhibit 10.1)

******** 10.14  Noncompetition  Agreement between  Micrografx,  Inc. and Cendant
     Software Corporation (Exhibit 10.2)

+ 10.15 Revolving credit agreement dated April 1, 1998, between the Company and BankBoston, N.A.

+ 10.16 Lease agreement dated August 31, 1998, between Prentiss Properties Acquisition Partners, L.P. and the Company.

+ 10.17 Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.

++ 10.18 Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation (Exhibit 10.1)

     21.1 Subsidiaries of the Company.

     23.1 Consent of Ernst & Young LLP

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

     *****Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended March 31, 1994.

     ****** Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

     ******* Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     ******** Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K dated June 30, 1999

     + Incorporated by reference to the exhibit shown in parenthesis filed in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     ++ Incorporated by reference to the exhibit shown in parenthesis files in the Company's Current Report on Form 8-K dated April 16, 1999