Form 10-Q
period 1999-09-30
MICROGRAFX INC
filed 1999-11-12
CIK 756497

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

                For the quarterly period ended September 30, 1999

                                       or

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


                      505 Millenium Drive, Allen, TX 75013
               (Address of principal executive offices) (Zip Code)

                                 (214) 495-4000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


     As of October 29, 1999, 11,325,995 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1999


                                Table of Contents

                                                                                       PAGE
                                     PART I.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                                       3
                  September 30, 1999, and June 30, 1999

                  Consolidated Statements of Operations for the three months              5
                  ended September 30, 1999 and 1998

                  Consolidated Statements of Cash Flows for the                           6
                  three months ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements                              7

Item 2.           Management's Discussion and Analysis of Financial                       9
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             17

                                    PART II.

Item 1.           Legal Proceedings                                                      18

Item 6.           Exhibits and Reports on Form 8-K                                       18

                  SIGNATURES                                                             19

Item 1.  Financial Statements

                                Micrografx, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                           September 30,    June 30,
                                                                                1999          1999
                                                                             -----------   -----------
                                                                            (Unaudited)
Assets

Current assets:
      Cash and cash equivalents                                               $   3,828    $    8,819
      Short-term investments                                                      1,863         2,401
      Accounts receivable, less allowances of $3,063 and $2,825                   6,543         6,480
      Inventories                                                                   523           570
      Other current assets                                                        1,319         1,478
                                                                             -----------   -----------
          Total current assets                                                   14,076        19,748

Property and equipment, net                                                       2,823         2,143

Capitalized software development costs, net                                       5,937         5,994

Acquired product rights, net                                                      3,263         3,601

Goodwill, net                                                                     9,611         9,907

Other assets                                                                        942           990

                                                                             -----------   -----------
          Total assets                                                        $  36,652    $   42,383
                                                                             ===========   ===========
See accompanying notes.


                                Micrografx, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                            September 30,    June 30,
                                                                                1999          1999
                                                                             -----------   -----------
                                                                            (Unaudited)
Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                        $   3,599    $    3,833
      Accrued compensation and benefits                                           2,043         2,189
      Other accrued liabilities                                                   2,976         2,567
      Deferred revenue                                                            1,650         1,651
      Notes payable                                                               1,650         3,500
      Income taxes payable                                                          436           403

                                                                             -----------   -----------
          Total current liabilities                                              12,354        14,143

Long-term debt                                                                    5,797         5,797
Other non-current liabilities                                                        23            11

Shareholders' equity:
      Common stock, $.01 par value, 20,000 shares authorized;
       12,140 and 12,131 shares issued                                              122           122
      Additional capital                                                         37,548        37,622
      Accumulated deficit                                                       (11,355)       (6,746)
      Accumulated other comprehensive loss                                       (1,579)       (1,610)
      Less - treasury stock (814 and 909 shares), at cost                        (6,224)       (6,950)
      Deferred compensation                                                         (34)           (6)

                                                                             -----------   -----------
       Total shareholders' equity                                                18,478        22,432
                                                                             -----------   -----------
       Total liabilities and shareholders' equity                             $  36,652    $   42,383
                                                                             ===========   ===========
See accompanying notes.


                                Micrografx, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  Three months ended September 30,
                                                 ---------------------------------
                                                      1999             1998
                                                 --------------   --------------

Net revenues                                       $    8,522       $   15,738
Cost of revenues                                        1,990            3,084
                                                 --------------   --------------
     Gross profit                                       6,532           12,654

Operating expenses:
   Sales and marketing                                  6,678            8,278
   General and administrative                           2,204            1,562
   Net research and development                         2,158            2,085
                                                 --------------   --------------
     Total operating expenses                          11,040           11,925

                                                 --------------   --------------
(Loss) income from operations                          (4,508)             729

Interest income                                            28              362
Interest expense                                         (150)            (105)
Other income (expense), net                               137              (86)
                                                 --------------   --------------
     Total non operating income, net                       15              171

                                                 --------------   --------------
(Loss) income before income taxes                      (4,493)             900

Income tax provision                                      116              315

                                                 --------------   --------------
Net (loss) income                                  $   (4,609)      $      585
                                                 ==============   ==============

Basic and diluted (loss) income per share          $    (0.41)      $     0.05
                                                 ==============   ==============

See accompanying notes.

                                Micrografx, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                              Three months ended September 30,
                                                                           ------------------------------------
                                                                                  1999             1998
                                                                            --------------   ---------------
Cash flows from operating activities:
Net (loss) income                                                              $ (4,609)       $     585
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                               1,673            2,391
      Deferred income taxes and other                                                46              361
      Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                               (63)             284
           Decrease in inventories                                                   48              242
           Decrease (increase) in other current assets                              159             (437)
           Increase (decrease) in payables and accruals                              28           (1,252)
           Increase (decrease) in income taxes payable                               33              (93)
                                                                            --------------   ---------------
                Total adjustments                                                 1,924            1,496
                                                                            --------------   ---------------
                Net cash (used in) provided by operating activities              (2,685)           2,081

Cash flows from investing activities:
      Proceeds from maturities of short-term investments                          1,577            2,920
      Purchases of short-term investments                                        (1,039)          (4,865)
      Capitalization of software development costs and
           purchases of acquired product rights                                    (659)          (1,908)
      Purchases of property and equipment                                          (981)            (380)
                                                                            --------------   ---------------
                Net cash used in investing activities                            (1,102)          (4,233)

Cash flows from financing activities:
      Proceeds from employee stock programs                                          15            1,364
      Treasury stock acquired                                                         -           (2,641)
      Payments of notes payable                                                  (1,250)               -
                                                                            --------------   ---------------
                Net cash used in financing activities                            (1,235)          (1,277)

Effect of exchange rates on cash and cash equivalents                                31              332
                                                                            --------------   ---------------

Net decrease in cash and cash equivalents                                        (4,991)          (3,097)
Cash and cash equivalents, beginning of period                                    8,819           26,483
                                                                            --------------   ---------------
Cash and cash equivalents, end of period                                       $  3,828        $  23,386
                                                                            ==============   ===============
See accompanying notes.

                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at September 30, 1999, and for the three month periods ended September 30, 1999, and 1998 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, included in the 1999 Annual Report to Shareholders. The results of operations for the three month period ended September 30, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 2000.

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

INVENTORIES
Inventories consist of the following (in thousands):

                          September 30, 1999      June 30, 1999
                         --------------------   -----------------
                            (Unaudited)

 Raw materials                $    352                $ 404
 Finished goods                    171                  166
                         --------------------   -----------------
                              $    523                $ 570
                         ====================   =================

FOREIGN FORWARD CURRENCY EXCHANGE CONTRACTS
The Company periodically enters into forward foreign currency exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At September 30, 1999, the Company had forward contracts outstanding to sell 600,000 German Marks for approximately $328,000. The difference between the carrying amount and current market settlement value of the forward contracts was not significant.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" established rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income
(loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive loss is $4,578,000 for the three months ended September 30, 1999 and comprehensive income is $917,000 for the three months ended September 30, 1998.

(LOSS) INCOME PER SHARE
(Loss) income per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                                   Three Months Ended
                                                                      September 30,
                                                                --------------------------
                                                                   1999           1998
                                                                ----------     -----------
  Net (loss) income                                              $ (4,609)       $    585

Denominator:
  Denominator for basic earnings per share - weighted
     average shares                                                11,324          11,207
  Effect of dilutive employee stock options                             -             543
                                                                ----------     -----------
  Denominator for diluted earnings per share - weighted
     average shares adjusted for the dilutive effect of
     stock options                                                 11,324          11,750
                                                                ==========     ===========

Basic and diluted (loss) income per share                        $  (0.41)       $   0.05
                                                                ==========     ===========

In accordance with FAS 128, options to purchase approximately 3,456,436 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for the three months ended September 30, 1999. These options included all options outstanding as of September 30, 1999, as well as 579,700 shares related to the subordinated convertible debentures issued in connection with the InterCAP acquisition. Options to purchase approximately 966,586 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the three months ended September 30, 1998.

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

Subsequent to the de-emphasis of the consumer market, Micrografx concentrated on pursuing three areas of corporate graphics software: process management, corporate graphics and network design. As a result of a slower than expected ramp-up rate of the corporate software business, the Company determined in September of 1999 that it should refine its focus even further to two categories: process management and technical graphics. The process management products are iGrafx Professional, iGrafx Process, Micrografx FlowCharter and Optima. The technical graphics products are iGrafx Designer and ActiveCGM (resulting from the acquisition of InterCAP Graphics Systems, Inc. ("InterCAP") from Intergraph Corporation on April 16, 1999). These two categories represent the greatest potential as the underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Pro forma results for the three months ended September 30, 1998 exclude the technology licensing revenues for comparative purposes. Pro forma percentages following (loss) income from operations are not meaningful. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                                       Three Months Ended September 30,
                                              --------------------------------------------------
                                                   1999             1998              1998
                                              --------------- ------------------ ---------------
                                                                (as reported)     (pro forma)

Net revenues                                        100%            100%               100%
Cost of revenues                                     23%             20%                34%
                                                     ---             ---                ---
Gross profit                                         77%             80%                66%

Operating expenses:
   Sales and marketing                               78%             52%                91%
   General and administrative                        26%             10%                17%
   Net research and development                      26%             13%                23%
                                                     ---             ---                ---
Total operating expenses                            130%             75%               132%

(Loss) income from operations                       (53%)             5%               (66%)

Non operating income, net                             -               1%                N.M.

(Loss) income before income taxes                   (53%)             6%                N.M.

Income taxes                                          1%              2%                N.M.

Net (loss) income                                   (54%)             4%                N.M.

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

                                 Three Months Ended September 30,
                              ----------------------------------------
                                 1999        %        1998        %
                              ------------ ------- -----------  ------

   Process management           $  4,525     53%     $ 4,695      30%
   Technical graphics              3,480     41%       1,659      11%
   Technology                          -      -        6,680      42%
   Legacy                            517      6%       2,704      17%
                              ------------ ------- -----------  ------
   Total net revenues           $  8,522    100%     $15,738     100%
                              ============ ======= ===========  ======

ENTERPRISE PROCESS MANAGEMENT
While process management revenues declined 4 percent versus the prior year, they were up 8 percent versus the fourth quarter of fiscal 1999. Management believes that the lower process management revenues versus the prior year period is a reflection of the Company's change in business. Historically the Company primarily focused on the sale of boxed product through retail distribution. As the Company changed its focus to corporate licensing and increased the pricing of its products to be in line with a corporate licensing model, the Company experienced a decline in the boxed product sales. The decline in boxed product sales has not been immediately offset by an increase in corporate licenses for two reasons: (1) the long corporate sales cycle which can be up to 18 months and
(2) the amount of time it takes for a new corporate sales person to produce revenues at an acceptable level. The Company only began in fiscal year 1999 the process of building a sales force to accommodate a corporate sales model and it can take up to 6 months for a new salesperson to produce revenues at an acceptable level. Additionally, corporations have temporarily curtailed software spending until they have identified and remedied any problems that may result from the Year 2000 issue.

TECHNICAL GRAPHICS
Technical graphics revenues increased 110 percent versus prior year and increased 22 percent versus the fourth quarter of fiscal 1999. While the technical graphics products faced the same challenges described in the process management section, the technical graphics category benefited from product additions. Active CGM and other products that were obtained through the InterCAP acquisition in the fourth quarter of fiscal 1999 represent approximately 25 percent of the first quarter of fiscal 2000 technical graphics revenues. Additionally, the Company generated significant revenues from localized versions of iGrafx Designer which were released during the first quarter of fiscal 2000.

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

Net revenues by geographical region (in thousands) for the three months ended September 30, 1999, and 1998 were as follows:

                     Three Months Ended September 30,
                 -----------------------------------------
                    1999         %        1998        %
                 ------------  ------  -----------  -------
   Americas         $  3,206     38%      $10,515      67%
   Europe              4,645     54%        4,262      27%
   Asia Pacific          671      8%          961       6%
                 ------------  ------  -----------  -------
   Total            $  8,522    100%      $15,738     100%
                 ============  ======  ===========  =======

A significant portion of the revenue fluctuations shown above are related to significant decreases in Windows Draw and CreataCard revenues due to the licensing of those technologies to Cendant and TLC, respectively. Revenue for these geographical regions, excluding the technology and legacy revenues, for the three months ended September 30, 1999, and 1998 were as follows:

                     Three Months Ended September 30,
                 -----------------------------------------
                    1999         %        1998        %
                 ------------  ------  -----------  -------
   Americas          $ 3,179     40%      $ 2,406      38%
   Europe              4,200     52%        3,323      52%
   Asia Pacific          626      8%          625      10%
                 ------------  ------  -----------  -------
   Total             $ 8,005    100%      $ 6,354     100%
                 ============  ======  ===========  =======

The higher revenues in Americas are primarily attributable to sales of software obtained in the purchase of InterCAP while the increase in Europe was primarily the result of the increased sales of localized versions of iGrafx Designer.

Cost of revenues for the three months ended September 30, 1999, were $2.0 million, or 23 percent of net revenues, compared to $3.1 million, or 20 percent of net revenues, for the three months ended September 30, 1998. The lower cost of revenues for the three months ended September 30, 1999, was primarily attributable to the Company's focus on enterprise sales and is driven by several factors. In summary, the principal factors are: (i) an increase in the average selling price of the Company's products, (ii) a higher percentage of revenue derived from multi-user licenses and maintenance agreements versus boxed product sales (boxed product carries significant costs including box design and creation, manuals, media guides, and CDs, compared to only minor costs associated with multi-user licenses), (iii) personal creativity revenues also carry a much higher third party royalty cost than the Company's corporate products, and (iv) amortization related to capitalized software development costs declined as the majority of amounts relating to old products previously capitalized became fully amortized during fiscal 1999.

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

Sales and marketing expenses for the three months ended September 30, 1999, were $6.7 million, or 78 percent of net revenues, compared to $8.3 million, or 52 percent of net revenues for the same period in the previous year. Total sales and marketing expenses declined because of the focus on corporate sales. The Company has reduced its spending on variable programs aimed at the consumer market such as mass market advertisements, and is spending in more targeted ways such as attendance at industry trade shows and advertising in specific industry and vertical market publications. The Company expects sales and marketing expenses to decline in absolute dollars through the end of the fiscal year.

General and administrative expenses for the three months ended September 30, 1999, were $2.2 million, or 26 percent of net revenues, compared to $1.6 million, or 10 percent of net revenues, for the three months ended September 30, 1998. The increase in general and administrative expenses resulted from the acquisition of InterCAP and higher legal costs. As a result of cost cutting measures at the end of the first quarter of fiscal 2000, the Company expects general and administrative costs to decline in absolute dollars in the second quarter of fiscal 2000 and remain at those levels through the end of the fiscal year.

Net research and development expenses for the three months ended September 30, 1999, were $2.2 million, or 26 percent of net revenues, compared to $2.1 million, or 13 percent of net revenues, for the quarter ended September 30, 1998. Gross research and development expenses, before capitalization, for the three months ended September 30, 1999, were $2.6 million, or 31 percent of net revenues, compared to $3.5 million, or 22 percent of net revenues for the quarter ended September 30, 1998. Gross research and development spending has declined resulting from the elimination of certain products, improved quality assurance processes, lower costs for localization, and the consolidation of multiple graphics engines. The increase in net research and development resulted from lower capitalization of software development costs. The Company expects research and development expenses to decline slightly for the near term.

During the three months ended September 30, 1999, the Company capitalized approximately $0.5 million in software development costs and amortized approximately $0.5 in software development costs. This compares to capitalization of $1.4 million and amortization of $1.1 million during the three months ended September 30, 1998.

For the three months ended September 30, 1999, interest income decreased to approximately $28,000 compared to $0.4 million for the three months ended September 30, 1998. Changes in exchange rates resulted in a gain of approximately $137,000 for the three months ended September 30, 1999 compared to a loss of approximately $86,000 for the three months ended September 30, 1998.

Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is management's belief that the realization of the deferred tax assets in the near term is remote. Due to these circumstances the Company did not record a net tax benefit from the operating loss, and recorded tax expense for the quarter due to profitable operations in Europe and Japan.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $3.8 million and short-term investments of $1.9 million.

For the three months ended September 30, 1999, cash used in operating, investing and financing activities resulted in a decrease in cash and cash equivalents of approximately $5.0 million. This decrease resulted from the payment of $1.25 million to Intergraph Corporation, in connection with the acquisition of InterCAP, approximately $1.0 million of purchases of property and equipment, and the use of $2.7 million in cash from operations during the three months ended September 30, 1999. On October 28, 1999, the Company made the final payment of $1.25 million on the short-term note due to Intergraph for the purchase of InterCAP, further reducing the Company's liquidity.

As reported in the Company's 1999 Annual Report, Management continues to examine various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures include the potential sale of equity securities in one or more private transactions, the sale or spin-off of certain assets to third parties, asset based lending (i.e. accounts receivable financing), and/or factoring of international accounts receivable. Management believes it will be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

The failure of the Company to acquire additional external financing by December 31, 1999, could result in severe operational difficulties. Such difficulties could result in a reduction in workforce, a reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy.

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

As of February 1, 1999, all mission critical systems and applications in the data center were reviewed and plans for upgrade, decommissioning or replacement were developed for systems and applications that were not Year 2000 compliant. Software upgrades and replacement are complete with the few exceptions of updates released by the software vendors in the fourth quarter. These upgrades are being tested and will be in production before the end of the calendar year.

Workstations, desktop and laptop computers used in the development of the Company's products and in conducting the Company's business are largely newer machines that are reported by their manufacturers to be Year 2000 compliant. A small number of machines have been identified, which, due to age or obsolescence, cannot be brought into compliance. The Company plans to decommission and/or replace these machines before the end of the year.

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

The Company's foreign subsidiaries and contractors access mission critical applications through the services of the Company's wide area network. With regard to centrally administered applications and systems software, the Company's foreign operations are at an equal state of Year 2000 readiness with the Company. A small number of remote communications components have been identified as not being Year 2000 ready, and these components are scheduled for replacement by calendar year end. Foreign operations represent a small percentage of the Company's hardware assets, and formal review of their Year 2000 readiness status began in March 1999.

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

The Company has begun a Year 2000 assessment of its material third party supplier relationships. The assessment is being conducted through formal communications with such suppliers, testing of supplier equipment, systems or interfaces, and a review of the Year 2000 information made publicly available by such suppliers. The Company has substantially completed its assessment of major third party suppliers and continues to review information from late respondents. Upon discovery of any remaining readiness issues that are material to the Company, efforts to obtain adequate readiness assurances from the relevant third parties will be pursued. There can be no assurance that the Company will receive all information necessary to fully evaluate the Year 2000 readiness of all material suppliers. In addition, the Company relies in various ways, both domestically and internationally, on governments, utilities, communications service providers, financial institutions and other third parties to conduct normal business operations. There can be no assurance that suppliers and other third parties upon which the Company is reliant will not suffer business interruptions caused by Year 2000 issues. Such interruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the period ended September 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1999 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with ninety days notice, and not without the payment of an additional amount of compensation in the amount of $889,000,which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Dallas action. THINK also filed in the Dallas court a motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. THINK's motion to transfer the Dallas lawsuit was granted, and the Dallas lawsuit will be transferred to Los Angeles federal court.

The Company is also subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10 Amendment to Promissory Note, dated April 15, 1999, payable to Intergraph Corporation.

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

                                MICROGRAFX, INC.



Date:    November 11, 1999                By:  /s/ JOHN M. CARRADINE
                                              ----------------------
                                          John M. Carradine
                                          Chief Financial Officer
                                          and Treasurer

                                INDEX TO EXHIBITS


Exhibit No.                Description

10 Amendment to Promissory Note, dated April 15, 1999, payable to Intergraph Corporation.

27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.