Form 10-Q
period 1999-12-31
MICROGRAFX INC
filed 2000-02-11
CIK 756497

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

                For the quarterly period ended December 31, 1999

                                       or

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


                      505 MILLENNIUM DRIVE, ALLEN, TX 75013
               (Address of principal executive offices) (Zip Code)

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


     As of January 31, 2000, 11,375,869 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                                       PAGE
                                     PART I.

Item 1.     Financial Statements

            Consolidated Balance Sheets as of                                       3
            December 31, 1999, and June 30, 1999

            Consolidated Statements of Operations for the three and                 5
            six months ended December 31, 1999 and 1998

            Consolidated Statements of Cash Flows for the                           6
            six months ended December 31, 1999 and 1998

            Notes to Consolidated Financial Statements                              7

Item 2.     Management's Discussion and Analysis of Financial                       9
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk             16

                              PART II.

Item 1.     Legal Proceedings                                                      17

Item 4.     Submission of Matters to a vote of Security Holders                    17

Item 6.     Exhibits and Reports on Form 8-K                                       18

            SIGNATURES                                                             19

ITEM 1.  FINANCIAL STATEMENTS

                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In thousands)

                                                                             DECEMBER 31,   JUNE 30,
                                                                                1999          1999
                                                                             -----------   -----------
                                                                             (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                              $    3,118    $    8,819
      Short-term investments                                                         40         2,401
      Accounts receivable, less allowances of $3,325 and $2,825                   5,332         6,480
      Inventories                                                                   661           570
      Other current assets                                                        1,358         1,478
                                                                             -----------   -----------
          Total current assets                                                   10,509        19,748

Property and equipment, net                                                       2,941         2,143

Capitalized software development costs, net                                       6,097         5,994

Acquired product rights, net                                                      2,776         3,601

Goodwill, net                                                                     9,356         9,907

Other assets                                                                        872           990
                                                                             -----------   -----------
          Total assets                                                       $   32,551    $   42,383
                                                                             ===========   ===========
See accompanying notes.



                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In thousands)


                                                                            DECEMBER 31,    JUNE 30,
                                                                                1999          1999
                                                                             -----------   -----------
                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $    3,478    $    3,833
      Accrued compensation and benefits                                           1,643         2,189
      Other accrued liabilities                                                   3,004         2,567
      Deferred revenue                                                            1,676         1,651
      Notes payable                                                                 400         3,500
      Income taxes payable                                                          501           403
                                                                             -----------   -----------
          Total current liabilities                                              10,702        14,143

Long-term debt                                                                    5,797         5,797
Other non-current liabilities                                                        37            11

Shareholders' equity:
      Common stock, $.01 par value, 20,000 shares authorized;
       12,188 and 12,131 shares issued                                              122           122
      Additional capital                                                         37,752        37,622
      Accumulated deficit                                                       (14,030)       (6,746)
      Accumulated other comprehensive loss                                       (1,605)       (1,610)
      Less - treasury stock (814 and 909 shares), at cost                        (6,224)       (6,950)
      Deferred compensation                                                           -            (6)
                                                                             -----------   -----------
       Total shareholders' equity                                                16,015        22,432

                                                                             -----------   -----------
       Total liabilities and shareholders' equity                            $   32,551    $   42,383
                                                                             ===========   ===========
See accompanying notes.


                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                           THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                           ------------------------------   ------------------------------
                                               1999             1998            1999             1998
                                           -------------    -------------   -------------    -------------

Net revenues                                 $    9,656       $   17,045      $   18,178       $   32,783
Cost of revenues                                  2,226            3,350           4,216            6,434
                                           -------------    -------------   -------------    -------------
     Gross profit                                 7,430           13,695          13,962           26,349

Operating expenses:
   Sales and marketing                            6,441            9,027          13,119           17,305
   General and administrative                     1,754            1,753           3,957            3,315
   Net research and development                   1,631            2,060           3,790            4,145
                                           -------------    -------------   -------------    -------------
     Total operating expenses                     9,826           12,840          20,866           24,765

                                           -------------    -------------   -------------    -------------
(Loss) income from operations                    (2,396)             855          (6,904)           1,584

Interest income                                      15              264              43              626
Interest expense                                   (126)              (5)           (276)            (110)
Other (expense) income, net                          (9)             (22)            128             (108)
                                           -------------    -------------   -------------    -------------
     Total non operating (expense) income          (120)             237            (105)             408

                                           -------------    -------------   -------------    -------------
(Loss) income before income taxes                (2,516)           1,092          (7,009)           1,992

Income tax provision                                159              382             275              697

                                           -------------    -------------   -------------    -------------
Net (loss) income                            $   (2,675)      $      710      $   (7,284)      $    1,295
                                           =============    =============   =============    =============

Basic (loss) income per share                $    (0.24)      $     0.06      $    (0.64)      $     0.12
                                           =============    =============   =============    =============

Diluted (loss) income per share              $    (0.24)      $     0.06      $    (0.64)      $     0.11
                                           =============    =============   =============    =============
See accompanying notes.



                                                MICROGRAFX, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In thousands)

                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                            1999                1998
                                                                      -----------------   ------------------
Cash flows from operating activities:
Net (loss) income                                                       $  (7,284)           $  1,295
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                         3,601               4,994
      Deferred compensation                                                     6                  91
      Deferred income taxes and other                                          46                 261
      Changes in operating assets and liabilities:
           Accounts receivable                                              1,148               4,011
           Inventories                                                        (91)                378
           Other current assets                                               121                 (12)
           Payables and accruals                                             (464)             (2,443)
           Deferred revenue                                                    25              (6,399)
           Income taxes payable                                                98                  57
                                                                      -----------------   ------------------
                Net cash (used in) provided by operating activities        (2,794)              2,233
                                                                      -----------------   ------------------

Cash flows from investing activities:
      Proceeds from maturities of short-term investments                    3,399               4,873
      Purchases of short-term investments                                  (1,039)            (12,917)
      Capitalization of software development costs and
           purchases of acquired product rights                            (1,592)             (3,708)
      Purchases of property and equipment                                  (1,435)               (732)
                                                                      -----------------   ------------------
                Net cash used in investing activities                        (667)            (12,484)
                                                                      -----------------   ------------------

Cash flows from financing activities:
      Proceeds from employee stock programs                                   255               2,585
      Treasury stock acquired                                                   -              (3,657)
      Payments of notes payable                                            (2,500)               (125)
      Tax benefits realized from stock transactions                             -                 145
                                                                      -----------------   ------------------
                Net cash used in financing activities                      (2,245)             (1,052)
                                                                      -----------------   ------------------

Effect of exchange rates on cash and cash equivalents                           5                 458
                                                                      -----------------   ------------------

Net decrease in cash and cash equivalents                                  (5,701)            (10,845)
Cash and cash equivalents, beginning of period                              8,819              26,483
                                                                      -----------------   ------------------
Cash and cash equivalents, end of period                                $   3,118            $ 15,638
                                                                      =================   ==================
See accompanying notes.

                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at December 31, 1999, and for the three and six-month periods ended December 31, 1999, and 1998 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, included in the 1999 Annual Report to Shareholders. The results of operations for the three and six-month periods ended December 31, 1999, are not necessarily indicative of results to be expected for the year ending June 30, 2000.

REVENUE RECOGNITION
Revenue from packaged product sales to distributors and resellers is recognized when related products are sold through to the end user. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue from products licensed to original equipment manufacturers ("OEMs") is recorded when OEMs ship licensed products while revenue from multi-user licenses is recorded when the software has been delivered. In connection with the sale of certain products, the Company provides free telephone support service to customers. The Company does not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant, the support is provided within one year after the associated revenue is recognized (the vast majority of the support actually occurs within three months) and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment. Provisions are recorded for returns and bad debts based on historical experience.

INVENTORIES
Inventories consist of the following (in thousands):

                         DECEMBER 31, 1999                JUNE 30, 1999
                      -------------------------      -------------------------
                            (UNAUDITED)

    Raw materials           $    468                       $    404
    Finished goods               193                            166
                      -------------------------      -------------------------
                            $    661                       $    570
                      =========================      =========================

FOREIGN FORWARD CURRENCY EXCHANGE CONTRACTS
The Company periodically enters into forward foreign currency exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At December 31, 1999, the Company had no forward contracts outstanding.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" established rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income
(loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive loss is approximately $2.7 million for the three months ended December 31, 1999 and comprehensive income is $836,000 for the three months ended December 31, 1998. Comprehensive loss is approximately $7.3 million for the six months ended December 31, 1999 compared to a comprehensive income of $1.8 million for the six months ended December 31, 1998.

(LOSS) INCOME PER SHARE
(Loss) income per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                       --------------------------    ------------------------
                                                         1999            1998          1999          1998
                                                       ----------     -----------    ---------    -----------
   Numerator:
     Net (loss) income                                  $(2,675)          $  710     $(7,284)      $   1,295

   Denominator:
     Denominator for basic earnings per
          share - weighted average shares                11,358           11,024      11,341          11,116
     Effect of dilutive employee stock options                -              280           -             411
                                                       ----------     -----------    ---------    -----------
     Denominator for diluted earnings per
           share - weighted average shares and
          assumed conversions                            11,358           11,304      11,341          11,527
                                                       ==========     ===========    =========    ===========

   Basic (loss) income per share                        $ (0.24)          $ 0.06     $ (0.64)      $    0.12
                                                       ==========     ===========    =========    ===========
   Diluted (loss) income per share                      $ (0.24)          $ 0.06     $ (0.64)      $    0.11
                                                       ==========     ===========    =========    ===========

In accordance with FAS 128, options to purchase approximately 3,338,278 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for the three and six months ended December 31, 1999. These options included all options outstanding as of December 31, 1999, plus 579,700 shares related to the subordinated convertible debentures issued in connection with the InterCAP Graphics Systems, Inc. ("InterCAP") acquisition. Options to purchase approximately 379,423 and 300,291 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the three and six months ended December 31, 1998, respectively.

LEGAL PROCEEDINGS
As previously reported, Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. ("THINK") and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with ninety days notice, and not without the payment of an additional amount of compensation in the amount of $889,000,which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Dallas action. THINK also filed in the Dallas court a motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. THINK's motion to transfer the Dallas lawsuit was granted, and the Dallas lawsuit has been transferred to Los Angeles federal court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's iGrafx(TM) products, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

Historically, the Company has developed a variety of graphics oriented software products. These products included various technologies such as image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation, and technical drawing. In fiscal year 1997, it became apparent to management and the board of directors that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team of the Company. In 1997, the new management team began the process of determining which technologies the Company should pursue as part of its long-term strategy. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to maintain profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the Company's long-term strategy.

The first significant steps in the strategic change process were the licensing of Micrografx consumer technologies: drawing, greeting card and consumer image editing, to Cendant Software Corporation ("Cendant") effective June 30, 1998 and the assignment of the Company's distribution rights for American Greetings CreataCard Gold and CreataCard Plus to The Learning Company ("TLC") in August of 1998. These agreements ended Micrografx development and distribution of these products and completed the Company's de-emphasis of the consumer market in order to focus on the enterprise process management and technical graphics markets. The combined value of these licensing and assignment agreements was approximately $21 million. The $21 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999, depending upon the actual delivery of the technologies and services associated with the agreements.

 Ultimately, Management concentrated on two areas of corporate software: enterprise process management and technical graphics. The enterprise process management products are iGrafx Professional, iGrafx Process, Micrografx FlowCharter and Optima. The technical graphics products are iGrafx Designer and ActiveCGM (resulting from the acquisition of InterCAP Graphics Systems, Inc. ("InterCAP") from Intergraph Corporation on April 16, 1999). These two categories represent the greatest potential as the underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. For comparative purposes, the pro forma results for the three and six months ended December 31, 1998 exclude the technology licensing revenues to Cendant and TLC for 1999. For comparative purposes the pro forma percentages following (loss) income from operations are not meaningful. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                 DECEMBER 31,                                 DECEMBER 31,
                                 --------------------------------------------- --------------------------------------------
                                    1999           1998            1998           1999           1998            1998
                                 ------------ --------------- --------------- ------------- --------------- ---------------
                                              (AS REPORTED)     (PRO FORMA)                   (AS REPORTED)    (PRO FORMA)

Net revenues                           100%         100%             100%           100%          100%            100%
Cost of revenues                        23%          20%              31%            23%           20%             33%
                                        ---          ---              ---            ---           ---             ---
Gross profit                            77%          80%              69%            77%           80%             67%

Operating expenses:
    Sales and marketing                 67%          53%              84%            72%           53%             87%
    General and administrative          18%          10%              17%            22%           10%             17%
    Research and development            17%          12%              19%            21%           12%             21%
                                        ---          ---              ---            ---           ---             ---
Total operating expenses               102%          75%             120%           115%           75%            125%

(Loss) income from operations          (25%)          5%             (51%)          (38%)           5%            (58%)

Non operating (expense)                 (1%)          1%              N.M.            -             1%             N.M.
   income, net

(Loss) income before income            (26%)          6%              N.M.          (38%)           6%             N.M.
   taxes

Income taxes                             2%           2%              N.M.            2%            2%             N.M.

Net (loss) income                      (28%)          4%              N.M.          (40%)           4%             N.M.

The following table sets forth net revenues by product category (in thousands) and the percentage relationship to total net revenues. The enterprise process management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and 40 percent of Micrografx Graphics Suite(R) revenues. The technical graphics category includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products, and 60 percent of Micrografx Graphics Suite(R) revenues. Micrografx Graphics Suite(TM) is a suite of products that includes Micrografx FlowCharter(R), Micrografx Designer(R), Picture Publisher(R), and Simply3D(R). The revenues from Micrografx Graphics Suite are allocated between process management and technical graphics based on management's estimate of the number Micrografx Graphics Suite sales where the customer's decision to buy was based on FlowCharter or based on Designer.

The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of the licensing of certain personal creativity software source code to Cendant and TLC. The legacy category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw(R), Simply3D(R)(TM), and Picture Publisher(R).


                                         Three Months Ended December 31,          Six Months Ended December 31,
                                     ----------------------------------------  -------------------------------------
                                        1999        %        1998        %        1999       %       1998       %
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------

Enterprise process management          $   4,763     49%     $ 5,282     31%     $  9,288    51%    $  9,977    30%
Technical graphics                         4,587     48%       2,652     16%        8,067    44%       4,311    13%
Technology                                     -       -       6,314     37%            -      -      12,994    40%
Legacy                                       306      3%       2,797     16%          823     5%       5,501    17%

                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------
Total net revenues                     $   9,656    100%     $17,045    100%     $ 18,178   100%    $ 32,783   100%
                                     ============ ======= ===========  ======  =========== ====== =========== ======

ENTERPRISE PROCESS MANAGEMENT
While process management revenues are below prior year levels, sales of these products have increased over each of the past two quarters. Revenues from the FlowCharter and Graphics Suite applications are declining as expected while revenues from iGrafx Professional and iGrafx Process continue to increase. Management believes that the lower process management revenues versus the prior year period is a reflection of the Company's change in business. Historically the Company focused on the sale of boxed product through retail distribution. As the Company has changed its focus to corporate licensing and increased the pricing of its products to be in line with a corporate licensing model, the Company continues to experience a decline in the boxed product sales. The decline in boxed product sales has not been immediately offset by an increase in corporate licenses for two reasons: (1) the long corporate sales cycle which can be up to 18 months and (2) the amount of time it takes for a new corporate sales person to produce revenues at an acceptable level. Additionally in calendar year 1999, corporations curtailed software spending to focus on the remediation of problems expected to result from the Year 2000 issue.

TECHNICAL GRAPHICS
Technical graphics revenues increased significantly for the three and six months ended December 31, 1999 versus December 31, 1998. While the technical graphics products faced the same challenges described in the process management section, the technical graphics category benefited from product additions. Active CGM and other products that were obtained through the InterCAP acquisition in the fourth quarter of fiscal 1999 represent approximately 20 percent of the first quarter of fiscal 2000 technical graphics revenues. Additionally, the Company generated significant revenues from localized versions of iGrafx Designer which were released during the first quarter of fiscal 2000.

TECHNOLOGY
The technology category contains revenue recognized related to the previously discussed Cendant and TLC relationships. As of June 30, 1999, all revenue related to these transactions had been recognized. The Company continues to seek other licensing relationships in order to leverage its portfolio of technologies, however, there can be no assurance that the Company will be able to enter into licensing relationships in the future.

LEGACY
The significant decline in this category is the result of the Company's change in strategic direction as previously discussed.

Net revenues by geographical region (in thousands) for the three and six months ended December 31, 1999, and 1998 were as follows:


                     THREE MONTHS ENDED DECEMBER 31,                 SIX MONTHS ENDED DECEMBER 31,
                 -----------------------------------------     ------------------------------------------
                    1999         %        1998        %           1999        %         1998        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Americas          $ 3,390     35%    $   9,969      59%      $   6,596      36%    $  20,484      62%
   Europe              5,342     55%        6,493      38%          9,987      55%       10,755      33%
   Asia Pacific          924     10%          583       3%          1,595       9%        1,544       5%
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Total             $ 9,656    100%    $  17,045     100%      $  18,178     100%    $  32,783     100%
                 ============  ======  ===========  =======    ===========  =======  ===========  =======

A significant portion of the revenue fluctuations shown above are related to significant decreases in Windows Draw and CreataCard revenues due to the licensing of those technologies to Cendant and TLC, respectively. Revenue for these geographical regions, excluding the technology and legacy revenues (in thousands), for the three months ended December 31, 1999, and 1998 were as follows:

                     THREE MONTHS ENDED DECEMBER 31,                 SIX MONTHS ENDED DECEMBER 31,
                 -----------------------------------------     ------------------------------------------
                    1999         %        1998        %           1999        %         1998        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Americas       $   3,459      37%     $  2,253      28%       $  6,637      38%     $  4,659      33%
   Europe             5,006      54%        5,182      66%          9,207      53%        8,505      59%
   Asia Pacific         885       9%          499       6%          1,511       9%        1,124       8%
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Total          $   9,350     100%     $  7,934     100%       $ 17,355     100%     $ 14,288     100%
                 ============  ======  ===========  =======    ===========  =======  ===========  =======


The higher revenues in Americas for the three and six months ended December 31, 1999, compared to the same periods in 1998, were primarily attributable to sales of software obtained in the purchase of InterCAP while the increase in international revenues for the same time period, was primarily the result of the increased sales of localized versions of iGrafx Designer.

Cost of revenues for the three months ended December 31, 1999, were $2.2 million, or 23 percent of net revenues, compared to $3.4 million, or 20 percent of net revenues, for the three months ended December 31, 1998. In absolute dollars and on a pro forma percent of revenue basis, the cost of revenues are lower for the three months ended December 31, 1999, when compared to the results for the three months ended December 31, 1998, primarily due to the Company's focus on enterprise sales and is driven by several factors. In summary, the principal factors are: (i) an increase in the average selling price of the Company's products, (ii) a higher percentage of revenue derived from multi-user licenses and maintenance agreements versus boxed product sales (boxed product carries significant costs including box design and creation, manuals, media guides, and CDs, compared to only minor costs associated with multi-user licenses), (iii) personal creativity revenues also carry a much higher third party royalty cost than the Company's corporate products, and (iv) amortization related to capitalized software development costs declined as the majority of amounts relating to old products previously capitalized became fully amortized during fiscal 1999.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Exchange rates thus far during fiscal 2000 have had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1999 rates, the Company would have reported approximately $407,000 more in net revenues for the three months ended December 31, 1999 and approximately $635,000 more in net revenues for the six months ended December 31, 1999. Because European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income (loss) is less than on revenues.

Sales and marketing expenses for the three months ended December 31, 1999, were $6.4 million, or 67 percent of net revenues, compared to $9.0 million, or 53 percent of net revenues for the same period in the previous year. Total sales and marketing expenses declined because of the focus on corporate sales. The Company has reduced its spending on variable programs aimed at the consumer market such as mass market advertisements, and is spending in more targeted ways such as attendance at industry trade shows and advertising in specific industry and vertical market publications. The Company expects sales and marketing expenses to decline as a percent of revenues through the end of the fiscal year.

General and administrative expenses for the three months ended December 31, 1999, were $1.8 million, or 18 percent of net revenues, compared to $1.8 million, or 10 percent of net revenues, for the three months ended December 31, 1998. Increased general and administrative costs resulting from the acquisition of InterCAP were approximately offset by cost control measures. The Company expects general and administrative costs to decrease slightly through the end of fiscal year 2000.

Net research and development expenses for the three months ended December 31, 1999, were $1.6 million, or 17 percent of net revenues, compared to $2.1 million, or 12 percent of net revenues, for the quarter ended December 31, 1998. Gross research and development expenses, before capitalization, for the three months ended December 31, 1999, were $2.5 million, or 25 percent of net revenues, compared to $3.3 million, or 19 percent of net revenues for the quarter ended December 31, 1998. Gross research and development spending has declined resulting from the elimination of certain products, improved quality assurance processes, lower costs for localization, and the consolidation of multiple graphics engines. The Company expects research and development expenses to remain at current levels for the near term.

During the three months ended December 31, 1999, the Company capitalized approximately $800,000 in software development costs and amortized approximately $700,000 in software development costs. This compares to capitalization of $1.3 million and amortization of $1.5 million during the three months ended December 31, 1998.

For the three months ended December 31, 1999, interest income decreased to approximately $15,000 compared to approximately $264,000 for the three months ended December 31, 1998. Interest expense of approximately $126,000 resulted primarily from the convertible debenture to Intergraph from the InterCAP acquisition. Changes in exchange rates resulted in no material gain or loss for the three months ended December 31, 1999 compared to no material gain or loss for the three months ended December 31, 1998.

Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is Management's belief that the realization of the deferred tax assets in the near term is remote. Due to these circumstances, the Company did not record a net tax benefit from the operating loss, and recorded tax expense for the quarter due to profitable operations in Europe.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $3.1 million.

For the six months ended December 31, 1999, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $5.7 million. This decrease resulted from the payment of $2.5 million to Intergraph Corporation, in connection with the acquisition of InterCAP, $1.4 million of purchases of property and equipment, and the use of $2.8 million in cash from operations during the six months ended December 31, 1999. For the three months ended December 31, 1999, cash used in operating activities was $72,000. The Company expects that its cash used in operating activities in the third fiscal quarter will approximate that used in the second fiscal quarter.

As reported in the Company's 1999 Annual Report, Management continues to examine various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures include the potential sale of equity securities in one or more private transactions, the sale or spin-off of certain assets to third parties, asset based lending (i.e. accounts receivable financing), and/or factoring of international accounts receivable. The failure of the Company to acquire additional external financing by March 31, 2000, could result in severe operational difficulties. Such difficulties could result in a reduction in workforce, a reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. Management believes it will be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

EURO CONVERSION
The Company is addressing issues regarding the European Economic Monetary Union's ("EMU") single eurocurrency (the "Euro") and is currently able to transact business using this currency. The Company intends to convert the appropriate European ledgers to the Euro after fiscal year ended June 30, 2001, and anticipates no material costs associated with this conversion.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles (GAAP) to revenue recognition. Application of the accounting and disclosure requirements of SAB 101 is not expected to have a material impact on the financial position or the results of operations of the Company.

YEAR 2000 COSTS
The Company addressed a broad range of issues associated with the programming code in existing computer systems as the Year 2000 approached. The Company has not experienced any significant business interruptions as a result of the Year 2000 issue, nor has any supplier or customer of the Company made them aware of any significant disruptions as of the date of this report. The Company will continue to monitor its computer systems and implement such further responsive measures as it deems necessary. The Company believes any possible occurrences that may develop are likely to be minor and inexpensive to correct.

IMAGE2WEB
In November 1999, the Company created and incorporated a wholly-owned subsidiary named Image2Web, Inc. ("Image2Web"). Image2Web has been developing application software intended for use in electronic commerce. Image2Web expects to introduce and ship its first product in the quarter ending March 31, 2000. The Company has hired an investment banking firm in order to secure an equity investor for Image2Web to meet its anticipated capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the period ended December 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1999 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As previously reported, Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. ("THINK") and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with ninety days notice, and not without the payment of an additional amount of compensation in the amount of $889,000,which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Dallas action. THINK also filed in the Dallas court a motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. THINK's motion to transfer the Dallas lawsuit was granted, and the Dallas lawsuit has been transferred to Los Angeles federal court.

The Company is also subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on November 4, 1999, the following persons were elected to the Board of Directors:

                               Affirmative Votes    Votes Withheld
Russell E. Hogg                    10,292,312            358,732
Avery More                         10,294,312            356,732
Robert Kamerschen                  10,294,462            356,582
Seymour Merrin                     10,289,532            361,512
Douglas Richard                    10,288,358            362,686

The following proposals were also approved at the Company's Annual Meeting of Shareholders

                                                  Affirmative     Negative                       Broker
                                                     Votes          Votes       Abstentions     Non-Votes

Amendment of the Company's 1995 Incentive and
Nonstatutory Stock Option Plan to increase the    10,022,820       592,999         35,225            -
number of shares of stock subject to options
annually granted to the Company's employees
from 3,100,000 shares to 3,700,000 shares.

Appointment of Ernst & Young LLP as independent
public accountants for the Company.               10,600,772        21,597         28,675            -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)      Reports on Form 8-K - None

<



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MICROGRAFX, INC.



Date:    February 11, 2000                   By:/s/JOHN M. CARRADINE
                                               ---------------------
                                               John M. Carradine
                                               Chief Financial Officer
                                               and Treasurer

                                INDEX TO EXHIBITS


Exhibit No.                Description

27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.