Form 10-Q
period 2000-03-31
MICROGRAFX INC
filed 2000-05-12
CIK 756497

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

     As of April 30, 2000, 11,454,458 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                       PAGE

                                     PART I.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                                       3
                  March 31, 2000, and June 30, 1999

                  Consolidated Statements of Operations for the three and                 5
                  nine months ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the                           6
                  nine months ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements                              7

Item 2.           Management's Discussion and Analysis of Financial                       9
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             17

                                    PART II.

Item 1.           Legal Proceedings                                                      18

Item 6.           Exhibits and Reports on Form 8-K                                       19

                  SIGNATURES                                                             20



ITEM 1.  FINANCIAL STATEMENTS

                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                (In thousands)

                                                                                  MARCH 31,      JUNE 30,
                                                                                     2000          1999
                                                                                  -----------   -----------
                                                                                 (Unaudited)
     ASSETS

     Current assets:
           Cash and cash equivalents                                               $   4,093     $   8,819
           Short-term investments                                                          -         2,401
           Accounts receivable, net of allowances of $2,914 and $2,825                 5,055         6,480
           Inventories                                                                   628           570
           Other current assets                                                          878         1,478
                                                                                  -----------   -----------
               Total current assets                                                   10,654        19,748

     Property and equipment, net                                                       2,778         2,143

     Capitalized software development costs, net                                       6,281         5,994

     Acquired product rights, net                                                      2,340         3,601

     Goodwill, net                                                                     9,131         9,907

     Other assets                                                                        824           990
                                                                                  -----------   -----------
               Total assets                                                        $  32,008     $  42,383
                                                                                  ===========   ===========
     See accompanying notes.


                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                       (In thousands, except share data)


                                                                                   MARCH 31,     JUNE 30,
                                                                                     2000          1999
                                                                                  -----------   -----------
                                                                                 (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
           Accounts payable                                                        $   3,423     $   3,833
           Accrued compensation and benefits                                           1,856         2,189
           Other accrued liabilities                                                   3,276         2,567
           Deferred revenue                                                            1,811         1,651
           Notes payable                                                                   -         3,500
           Receivable facility                                                         1,082             -
           Income taxes payable                                                          272           403
                                                                                  -----------   -----------
               Total current liabilities                                              11,720        14,143

     Long-term debt                                                                    5,797         5,797
     Other non-current liabilities                                                        79            11

     Shareholders' equity:
           Common stock, $.01 par value, 20,000,000 shares authorized;
            12,205,729 and 12,131,227 shares issued                                      122           122
           Additional capital                                                         37,663        37,622
           Accumulated deficit                                                       (15,999)       (6,746)
           Accumulated other comprehensive loss                                       (1,637)       (1,610)
           Less - treasury stock (751,281 and 909,195 shares), at cost                (5,743)       (6,950)
           Deferred compensation                                                           -            (6)
           Warrants outstanding                                                            6             -
                                                                                  -----------   -----------
            Total shareholders' equity                                                14,412        22,432
                                                                                  -----------   -----------
            Total liabilities and shareholders' equity                             $  32,008     $  42,383
                                                                                  ===========   ===========
     See accompanying notes.


                                                MICROGRAFX, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)
                                      (In thousands, except per share data)


                                                THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                ------------------------------   ------------------------------
                                                    2000             1999            2000             1999
                                                -------------    -------------   -------------    -------------

     Net revenues                                  $   9,932       $   14,472       $  28,110        $  47,256
     Cost of revenues                                  1,996            1,592           6,212            8,027
                                                -------------    -------------   -------------    -------------
          Gross profit                                 7,936           12,880          21,898           39,229

     Operating expenses:
        Sales and marketing                            5,939            8,447          19,058           25,752
        General and administrative                     1,641            1,455           5,598            4,769
        Net research and development                   1,879            1,854           5,669            6,000
                                                -------------    -------------   -------------    -------------
          Total operating expenses                     9,459           11,756          30,325           36,521

                                                -------------    -------------   -------------    -------------
     (Loss) income from operations                    (1,523)           1,124          (8,427)           2,708


     Interest income                                       7              197              50              823
     Interest expense                                   (142)             (26)           (418)            (136)
     Other (expense) income, net                        (123)             (89)              5             (197)
                                                -------------    -------------   -------------    -------------
          Total non operating (expense) income          (258)              82            (363)             490

                                                -------------    -------------   -------------    -------------
     (Loss) income before income taxes                (1,781)           1,206          (8,790)           3,198

     Income tax provision                                188              422             463            1,119
                                                -------------    -------------   -------------    -------------
     Net (loss) income                             $  (1,969)      $      784       $  (9,253)       $   2,079
                                                =============    =============   =============    =============

     Basic (loss) income per share                 $   (0.17)      $     0.07       $   (0.81)       $    0.19
                                                =============    =============   =============    =============

     Diluted (loss) income per share               $   (0.17)      $     0.07       $   (0.81)       $    0.18
                                                =============    =============   =============    =============
     See accompanying notes.


                                                MICROGRAFX, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                 (In thousands)
                                                                                 NINE MONTHS ENDED MARCH 31,
                                                                            --------------------------------------
                                                                                  2000                1999
                                                                            -----------------   ------------------
Cash flows from operating activities:

Net (loss) income                                                             $  (9,253)          $   2,079
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                               5,404               5,896
      Deferred income taxes and other                                                63               1,193
      Changes in operating assets and liabilities:
           Accounts receivable                                                    1,425               4,067
           Inventories                                                              (58)                472
           Other current assets                                                     600                (289)
           Payables and accruals                                                    (34)             (3,169)
           Deferred revenue                                                         160             (10,133)
           Income taxes payable                                                    (131)               (340)
                                                                            -----------------   ------------------

                Net cash used in operating activities                            (1,824)               (224)
                                                                            -----------------   ------------------

Cash flows from investing activities:

      Proceeds from maturities of short-term investments                          3,440               6,233
      Purchases of short-term investments                                        (1,039)            (15,078)
      Capitalization of software development costs and
           purchases of acquired product rights                                  (2,434)             (6,060)
      Purchases of property and equipment, net                                   (1,671)             (1,007)
                                                                            -----------------   ------------------

                Net cash used in investing activities                            (1,704)            (15,912)
                                                                            -----------------   ------------------

Cash flows from financing activities:

      Proceeds from employee stock programs                                         348               3,073
      Proceeds from receivable facility                                           1,082                   -
      Treasury stock acquired                                                         -              (4,066)
      Payments of notes payable                                                  (2,600)               (125)
      Tax benefits realized from stock transactions                                   -                 329
                                                                            -----------------   ------------------
                Net cash used in financing activities                            (1,170)               (789)
                                                                            -----------------   ------------------

Effect of exchange rates on cash and cash equivalents                               (27)                321
                                                                            -----------------   ------------------

Net decrease in cash and cash equivalents                                        (4,726)            (16,604)
Cash and cash equivalents, beginning of period                                    8,819              26,483
                                                                            -----------------   ------------------
Cash and cash equivalents, end of period                                      $   4,093           $   9,879
                                                                            =================   ==================
See accompanying notes.


                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at March 31, 2000, and for the three and nine-month periods ended March 31, 2000, and 1999 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, included in the 1999 Annual Report to Shareholders. The results of operations for the three and nine-month periods ended March 31, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2000.

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

INVENTORIES

Inventories consist of the following (in thousands):

                                     MARCH 31, 2000                 JUNE 30, 1999
                                -------------------------      -------------------------
                                      (UNAUDITED)

        Raw materials                      $  443                        $   404
        Finished goods                        185                            166
                                -------------------------      -------------------------
                                           $  628                        $   570
                                =========================      =========================

FOREIGN FORWARD CURRENCY EXCHANGE CONTRACTS

The Company periodically enters into forward foreign currency exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes. At March 31, 2000, the Company had no forward contracts outstanding.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" established rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income
(loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive loss is approximately $2 million for the three months ended March 31, 2000 compared to comprehensive income of approximately $646,000 for the three months ended March 31,1999. Comprehensive loss is approximately $9.3 million for the nine months ended March 31, 2000 compared to comprehensive income of approximately $2.4 million for the nine months ended March 31, 1999.

(LOSS) INCOME PER SHARE

(Loss) income per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                          Three Months Ended            Nine Months Ended
                                                               March 31,                    March 31,
                                                       --------------------------    ------------------------
                                                         2000            1999          2000          1999
                                                       ----------     -----------    ---------    -----------
   Numerator:

     Net (loss) income                                 $ (1,969)      $    784       $ (9,253)    $  2,079



   Denominator:

     Denominator for basic earnings per
          share - weighted average shares                11,436         11,076         11,372       11,102

     Effect of dilutive employee stock options                -            328              -          387

                                                       ----------     -----------    ---------    -----------
     Denominator for diluted earnings per
           share - weighted average shares and
           assumed conversions                           11,436         11,404         11,372       11,489
                                                       ==========     ===========    =========    ===========

   Basic (loss) income per share                       $  (0.17)      $   0.07       $  (0.81)    $   0.19
                                                       ==========     ===========    =========    ===========
   Diluted (loss) income per share                     $  (0.17)      $   0.07       $  (0.81)    $   0.18
                                                       ==========     ===========    =========    ===========

Options and convertible securities to purchase approximately 2,929,460 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for the three and nine months ended March 31, 2000. These included all options outstanding as of March 31, 2000, plus 579,700 shares related to the subordinated convertible debentures issued in connection with the InterCAP Graphics Systems, Inc. ("InterCAP") acquisition.

LEGAL PROCEEDINGS

As previously reported, Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. ("THINK") and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with ninety days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Texas action. THINK also filed in the Texas court a motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. THINK's motion to transfer the Texas lawsuit was granted, and the Dallas lawsuit has been transferred to Los Angeles federal court. Interrogatories and document requests were answered by both parties in March 2000. Depositions will likely be conducted during April and May 2000. Management believes the likely trial date will be in 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's products, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

Historically, the Company has developed a variety of graphics oriented software products. These products included various technologies such as image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation, and technical drawing. In fiscal year 1997, management and the board of directors concluded that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team and structure of the Company. In 1997, the new management team began the process of determining which technologies the Company should pursue as part of its long-term strategy. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to maintain profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the Company's long-term strategy.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. For comparative purposes, the pro forma results for the three and nine months ended March 31, 1999 exclude the technology licensing revenues to Cendant and TLC for 1999. For comparative purposes the pro forma percentages following (loss) income from operations are not meaningful. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  MARCH 31,                                     MARCH 31,
                                 --------------------------------------------- --------------------------------------------
                                    2000           1999            1999           2000           1999            1999
                                 ------------ --------------- --------------- ------------- --------------- ---------------
                                              (AS REPORTED)   (PRO FORMA)                   (AS REPORTED)    (PRO FORMA)

Net revenues                           100%         100%             100%           100%          100%            100%
Cost of revenues                        20%          11%              15%            22%           17%             26%
                                        ---          ---              ---            ---           ---             ---
Gross profit                            80%          89%              85%            78%           83%             74%

Operating expenses:
    Sales and marketing                 60%          58%              79%            68%           54%             85%
    General and administrative          16%          10%              14%            20%           10%             15%
    Research and development            19%          13%              17%            20%           13%             20%
                                        ---          ---              ---            ---           ---             ---
Total operating expenses                95%          81%             110%           108%           77%            120%

(Loss) income from operations          (15%)          8%             (25%)          (30%)           6%            (46%)

Non operating (expense) income, net     (3%)          -               N.M.           (1%)           1%             N.M.

(Loss) income before income taxes      (18%)          8%              N.M.          (31%)           7%             N.M.

Income taxes                             2%           3%              N.M.            2%            2%             N.M.

Net (loss) income                      (20%)          5%              N.M.          (33%)           5%             N.M.




The following table sets forth net revenues by product category (in thousands) and the percentage relationship to total net revenues. The enterprise process management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R) and Optima(R). The technical graphics category includes Micrografx Designer(R), iGrafx Designer(TM) and the ActiveCGM(TM) products.

The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of the licensing of certain personal creativity software source code to Cendant and TLC. The heritage category includes American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGrafx Business(TM), Micrografx Graphics Suite, NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw(R), Simply3D(R)(TM), and Picture Publisher(R).

                                          Three Months Ended March 31,             Nine Months Ended March 31,
                                     ----------------------------------------  -------------------------------------
                                         2000        %        1999        %        2000       %       1999       %
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------

Enterprise process management          $  4,658      47%    $  4,299     30%    $  12,075    43%   $  11,857    25%
Technical graphics                        2,205      22%         296      2%        7,466    27%         977     2%
Heritage                                  3,069      31%       6,066     42%        8,569    30%      17,617    37%
Technology                                    -        -       3,811     26%            -      -      16,805    36%
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------
Total net revenues                     $  9,932     100%    $ 14,472    100%    $  28,110   100%   $  47,256   100%
                                     ============ ======= ===========  ======  =========== ====== =========== ======

ENTERPRISE PROCESS MANAGEMENT

Enterprise process management revenues are up slightly over the prior year as iGrafx Professional and iGrafx Process sales continue to improve each quarter. Micrografx has historically had a strong presence in this market with its FlowCharter product, which continues to sell well as the result of existing agreements with large customers. The Company is actively working with its installed base of FlowCharter users to upgrade them to Professional and Process. The Company expects sales of Professional and Process to continue to increase while sales of FlowCharter will continue to decrease.

TECHNICAL GRAPHICS

Technical graphics revenues continue to show sizable increases over the prior year. The most significant increase results from sales of iGrafx Designer, which was released in the fourth quarter of fiscal 1999. Previous versions of the Designer product have a significant and loyal customer base, especially in Europe and Japan. The release of iGrafx Designer has spurred significant revenues as these existing customers have been upgrading from older versions of Designer. The increase in technical graphics is also due to sales of ActiveCGM products acquired by Micrografx in the InterCAP acquisition in April 1999.

HERITAGE

Historically, the Company had a strong presence in the consumer retail markets which has diminished since the licensing of the Windows Draw and CreataCard products to Cendant and TLC. The Company has continued to sell consumer oriented products such as Simply 3D, Picture Publisher, and Webtricity, but the volume of sales and the significance of Micrografx as a supplier in these markets has dropped without the benefit of the two high-volume products (Draw and CreataCard).

TECHNOLOGY

The technology category contains revenue recognized related to the previously discussed Cendant and TLC relationships. As of June 30, 1999, all revenue related to these transactions had been recognized. The Company may seek other licensing relationships in order to leverage its portfolio of technologies, however, there can be no assurance that the Company will be able to enter into licensing relationships in the future.

Net revenues by geographical region (in thousands) for the three and nine months ended March 31, 2000, and 1999 were as follows:

                       THREE MONTHS ENDED MARCH 31,                   NINE MONTHS ENDED MARCH 31,

                 -----------------------------------------     ------------------------------------------
                     2000         %        1999        %           2000        %         1999        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Americas        $  4,140      42%     $  5,213      36%       $ 10,736      38%     $ 12,704      27%
   Europe             4,641      47%        4,628      32%         14,628      52%       15,383      33%
   Asia Pacific       1,151      11%          820       6%          2,746      10%        2,364       5%
   Technology             -      -          3,811      26%              -        -       16,805      35%
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Total           $  9,932     100%     $ 14,472     100%       $ 28,110     100%     $ 47,256     100%
                 ============  ======  ===========  =======    ===========  =======  ===========  =======

The decline in Americas revenue, both for the third fiscal quarter and year-to-date, is primarily due to the previously discussed decline in heritage products. The expected negative trend in the U.S. retail markets is being partially offset by the successes from the continued emphasis on sales to corporate customers in the U.S. as evidenced by recent announcements by customers such as PricewaterhouseCoopers, Sikorsky, California DMV, Diebold, and McKesson HBOC. Europe and Asia Pacific have made significant progress in the transition to corporate sales with Asia Pacific showing year-over-year revenue growth. Furthermore, European revenues would have shown year-over-year growth if the foreign currency exchange rates had stayed constant.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Exchange rates thus far during fiscal 2000 have had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1999 rates, the Company would have reported approximately $349,000 more in net revenues for the three months ended March 31, 2000 and approximately $983,000 more in net revenues for the nine months ended March 31, 2000. Because European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net income
(loss) is less than on revenues.

Cost of revenues for the three months ended March 31, 2000, were $2 million, or 20% percent of net revenues, compared to $1.6 million, or 11% percent of net revenues, for the three months ended March 31, 1999. This increase is primarily due to an increase in amortization of capitalized software development costs and acquired product rights for the iGrafx products released late in fiscal year 1999. In absolute dollars and on a pro forma percent of revenue basis, the cost of revenues are lower for the nine months ended March 31, 2000, when compared to the results for the nine months ended March 31, 1999, primarily due to the Company's focus on enterprise sales and is driven by several factors. In summary, the principal factors are: (i) an increase in the average selling price of the Company's products, (ii) a higher percentage of revenue derived from multi-user licenses and maintenance agreements versus boxed product sales (boxed product carries significant costs including box design and creation, manuals, media guides, and CDs, compared to only minor costs associated with multi-user licenses), (iii) personal creativity revenues also carry a much higher third party royalty cost than the Company's corporate products, and (iv) amortization related to capitalized software development costs declined as the majority of amounts relating to old products previously capitalized became fully amortized during fiscal 1999.

Sales and marketing expenses have declined significantly both on a quarterly and on a year-to-date comparison because of the focus on corporate sales. The Company has reduced its spending on variable programs aimed at the consumer market such as mass market advertisements, and is spending in more targeted ways such as attendance at industry trade shows and advertising in specific industry and vertical market publications. The Company expects sales and marketing expenses to decline as a percent of revenues through the end of the fiscal year.

General and administrative expenses for the three months ended March 31, 2000, were $1.6 million, or 16 percent of net revenues, compared to $1.5 million, or 10 percent of net revenues, for the three months ended March 31, 1999. For the nine months ended March 31, 2000, general and administrative expenses were $5.6 million, or 20 percent of net revenues, compared to $4.8 million, or 10 percent of net revenues, for the nine months ended March 31, 1999. The increase in general and administrative costs is related to the additional expenses resulting from the acquisition of InterCAP . The Company expects general and administrative costs to remain at current levels for the near term.

Net research and development expenses for the three months ended March 31, 2000, were $1.9 million, or 19 percent of net revenues, compared to $1.9 million, or 13 percent of net revenues, for the quarter ended March 31, 1999. Net research and development expenses for the nine months ended March 31, 2000, were $5.7 million, or 20 percent of net revenues, compared to $6 million, or 13 percent of net revenues, for the nine months ended March 31, 1999. Gross research and development expenses, before capitalization, for the three months ended March 31, 2000, were $2.6 million, or 26 percent of net revenues, compared to $3.5 million, or 24 percent of net revenues for the quarter ended March 31, 1999. Gross research and development spending has declined as a result of the Company's development of fewer products, all focused on corporate customers. The Company expects research and development expenses to remain at current levels for the near term.

During the three months ended March 31, 2000, the Company capitalized approximately $700,000 in software development costs and amortized approximately $600,000 in software development costs. This compares to capitalization of $1.6 million and amortization of approximately $400,000 during the three months ended March 31, 1999. For the nine months ended March 31, 2000, the Company capitalized $2.0 million in software development costs and amortized $1.8 million in software development costs. This compares to capitalization of $4.3 million and amortization of $3 million during the nine months ended March 31, 1999.

For the three months ended March 31, 2000, interest income decreased to approximately $7,000 compared to approximately $197,000 for the three months ended March 31, 1999. Interest income for the nine months ended March 31, 2000, decreased to approximately $50,000 compared to approximately $823,000 for the nine months ended March 31, 1999. Interest expense of approximately $142,000 resulted primarily from the convertible debenture to Intergraph from the InterCAP acquisition. Changes in exchange rates resulted in a loss of approximately $126,000 for the three months ended March 31, 2000 compared to a loss of approximately $54,000 for the three months ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $4.1 million.

For the nine months ended March 31, 2000, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of $4.7 million. The Company received $1.1 million as proceeds from an accounts receivable financing facility entered into the third quarter of fiscal 2000. The net change in cash for the nine months ended March 31, 2000 includes the $1.1 million receivable financing facility proceeds offset by a decrease resulting from the payments of $2.5 million to Intergraph Corporation in connection with the acquisition of InterCAP, $1.7 million of purchases of property and equipment, and the use of $1.8 million in cash from operations. Management views cash provided by operations less the capitalization of software development costs to be an indicator of whether the Company is cash flow positive or negative. For the quarter ended March 31, 2000, this calculation was positive by approximately $200,000.

In March 2000, the Company entered into a financing agreement with Silicon Valley Bank ("SVB") whereby SVB advances to the Company funds based on existing domestic accounts receivable. Borrowings under this agreement on March 31, 2000, were $1.1 million. As reported in the Company's 1999 Annual Report, Management continues to examine various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures include the potential sale of equity securities in one or more private transactions, the sale or spin-off of certain assets to third parties, asset based lending, and/or factoring of international accounts receivable. The failure of the Company to acquire additional external financing could result in severe operational difficulties. Such difficulties could result in a reduction in workforce, a reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. Management believes it will be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

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

IMAGE2WEB

In November 1999, the Company created and incorporated a wholly-owned subsidiary named Image2Web, Inc. ("Image2Web"). Image2Web has been developing application software intended for use in electronic commerce. Image2Web expects to announce its product, key customer wins, and additions to its management team in the quarter ending June 30, 2000. The Company has hired an investment banking firm in order to secure an equity investor for Image2Web to meet its anticipated capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1999 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

As previously reported, Micrografx has filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. ("THINK") and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with ninety days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Dallas action. THINK also filed in the Dallas court a motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. THINK's motion to transfer the Dallas lawsuit was granted, and the Dallas lawsuit has been transferred to Los Angeles federal court. Interrogatories and document requests were answered by both parties in March 2000. Depositions will likely be conducted during April and May 2000. Management believes the likely trial date will be in 2001.

The Company is also subject to certain legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the resolution of these legal proceedings and claims will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Accounts Receivable financing agreement between Silicon Valley Bank, Specialty Finance Division and Micrografx, Inc. dated March 31, 2000.

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

                                      MICROGRAFX, INC.


Date:    May 12, 2000                 By: /S/ JOHN M. CARRADINE
                                          ---------------------
                                      John M. Carradine
                                      Chief Financial Officer
                                      and Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION

     10.1 Accounts Receivable Financing Agreement between Silicon Valley Bank, Specialty Finance Division and Micrografx, Inc. dated March 31, 2000.

     27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.