Form 10-K405
period 2000-06-30
MICROGRAFX INC
filed 2000-10-13
CIK 756497

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                   8144 WALNUT HILL LANE, SUITE 1050, DALLAS, TX 75231 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (469) 232-1000

                                  ____________

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

                                 _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at September 15, 2000, was approximately $19,115,000.

On September 15, 2000, there were 11,497,981 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held December 12, 2000, are incorporated by reference into Part III.

================================================================================

                                MICROGRAFX, INC.
                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I.

Item 1.   Business.............................................................1

Item 2.   Properties..........................................................11

Item 3.   Legal Proceedings...................................................11

Item 4.   Submission of Matters to a Vote of Security Holders.................11

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related

           Stockholder Matters................................................12

Item 6.    Selected Financial Data............................................13

Item 7.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations ...............................14

Item 7 (a) Quantitative and Qualitative Disclosures About Market Risk.........34

Item 8.    Financial Statements and Supplementary Data........................35

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................61

                                    PART III.

Item 10.   Directors and Executive Officers of the Registrant.................61

Item 11.   Executive Compensation.............................................61

Item 12.   Security Ownership of Certain Beneficial Owners

           and Management.....................................................61

Item 13.   Certain Relationships and Related Transactions.....................61

                                    PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...61

           Signatures.........................................................64

           Financial Statement Schedule ......................................65

                                     PART I

ITEM 1.  BUSINESS


RECENT DEVELOPMENTS

In September 2000, James L. Hopkins, formerly Managing Director of the
Austin, Texas office of the technology investment-banking firm of Hoak Breedlove Wesneski & Co., was hired as the new Chief Executive Officer and President of Micrografx, Inc. ("Micrografx" or the "Company"). He will begin transitioning to his new responsibilities in October 2000. Mr. Hopkins, who was also recently appointed to the Company's Board of Directors will also become Chairman of the Board. Douglas M. Richard, formerly Chief Executive Officer and President of Micrografx, will assume full-time responsibility as Chief Executive Officer and President of Image2Web, Inc. ("Image2Web"), a wholly owned subsidiary of the Company. In addition, Douglas M. Richard and three other members of the Company's Board of Directors stepped down in September 2000. The Board will appoint their replacements to stand for election at the Company's annual meeting to be held in November 2000.

Also in September 2000, the Company received approximately $1.7 million from the issuance of Series A Convertible Preferred Stock ("Preferred Stock"). The purchasers of the Preferred Stock consisted of certain institutional investors and other unaffiliated parties. The Preferred Stock is convertible into common stock of Micrografx, or its subsidiary, Image2Web, Inc., based on certain requirements. The holders of the Preferred Stock have the right to elect two directors of the Company. While the issuance of this preferred stock helps to alleviate some of the Company's current liquidity challenges, it, in itself is insufficient to ensure the Company's ability to continue as a going concern. The Company is continuing to investigate and pursue additional opportunities to increase liquidity such as the sale of additional Preferred Stock, other issuances of preferred stock or debt securities, and independent financing for any or all of the Company's business units. See "Liquidity" in "Notes to Consolidated Financial Statements" for further information.

CREATION OF BUSINESS UNITS
During fiscal year 2000, management concluded that it was necessary to significantly modify the operating structure of the Company in order for Micrografx to sustain viability and put itself in a position to return to profitability. Accordingly, at the Board of Directors meeting in June 2000, the decision to operationally divide the Company into three major business units, to decentralize operations, and to reduce the size and scope of the organization was made pursuant to a plan submitted by the management of the Company.

Since the Company's acquisition of InterCAP Graphics Systems, Inc.
("InterCAP") in April 1999, management has characterized revenues into three categories: Enterprise Process Management ("EPM"), Technical Graphics, and Heritage. EPM products include longstanding Micrografx process documentation technologies used in products such as FlowCharter(R), the simulation technology obtained through the acquisition of AdvanEdge Technologies, Inc. ("AdvanEdge") used in products such as Optima(R), and the combination of these technologies evidenced in current products iGRAFX FlowCharter(R) Professional and iGrafx Process(TM). Technical Graphics products consist of longstanding Micrografx technical drawing technologies used in Designer(R) and technical illustration tools such as Illustrator and Mondello, as well as the web-based technical drawing tools ("ActiveCGM(TM)") obtained from the acquisition of InterCAP. EPM and Technical Graphics products are designed and marketed to solve specific corporate problems. Heritage products are primarily older technologies no longer actively developed which were aimed at the consumer market to create artistic images and designs.

While management monitored revenues according to these categories, operations were viewed at a Company-wide level because of the existing structure. The Company had significant operations for each functional area (sales, marketing, general and administrative, and development) in each of its Allen, Texas; Portland, Oregon; and Annapolis, Maryland offices. Certain tasks within each functional area, though, were centralized in the Company's former headquarters in Allen, Texas. For example, the EPM products were developed in Oregon and the ActiveCGM(TM) products were developed in Maryland, but quality and assurance testing was performed in Texas. Management sought to eliminate the inefficiencies inherent in this structure and created distinct business units to encompass all the sales, marketing and development activities, while keeping administrative activities such as accounting and information technology at a corporate level. The result of the restructuring is that the EPM business unit is primarily located in Oregon, the Technical Graphics business unit is located in Maryland, and principal executive and administrative tasks are concentrated in Texas.

CREATION OF IMAGE2WEB SUBSIDIARY
Image2Web was founded in November 1999 as a wholly owned subsidiary of Micrografx to create a platform that could capitalize on Micrografx's imaging technology. All discussions included herein referring to the Company's "visual commerce" business unit refer to the Image2Web subsidiary. Image2Web has spent most of fiscal year 2000 defining and refining its product offering, creating the infrastructure to execute its business strategy, and pursuing financial investments from various third parties.

FOURTH QUARTER CHARGES
In the fourth quarter of fiscal 2000, the Company took charges for restructuring of approximately $1.7 million and for the write-down of long-lived assets of approximately $8.2 million. The restructuring charge primarily consisted of costs related to the Company's June 30, 2000 elimination of approximately 74 positions, the costs related to moving the Texas workforce to a smaller facility, and the write-down of leasehold improvements and other assets no longer utilized subsequent to the move. The write-down of long-lived assets is primarily due to the impairment of goodwill arising from the acquisition of InterCAP in the fourth quarter of fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 for a complete discussion of these charges.

GENERAL

Micrografx develops and markets graphics software for business use in the areas of process management, technical illustration, and visual commerce. Additionally, the Company desires to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, the Company has developed a variety of graphics oriented software products. These products included various technologies such as image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation, and technical drawing. In fiscal year 1997, management and the board of directors concluded that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team and structure of the Company. In 1997, the new management team began the process of determining which technologies the Company should pursue as part of its long-term strategy. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to achieve profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the Company's long-term strategy.

The first significant steps in the strategic change process were the licensing of Micrografx consumer technologies: drawing, greeting card and consumer image editing, to Cendant Software Corporation ("Cendant") effective June 30, 1998 and the assignment of the Company's distribution rights for American Greetings(R) CreataCard(R) Gold(TM) and CreataCard(R) Plus(TM) to The Learning Company ("TLC") in August of 1998. These agreements ended Micrografx development and distribution of these products and mostly completed the Company's de-emphasis of the consumer market in order to focus on the enterprise process management and technical graphics markets. The combined value of these licensing and assignment agreements was approximately $21 million. The $21 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999, depending upon the actual delivery of the technologies and services associated with the agreements.

Management is currently concentrating on three areas of corporate software: enterprise process management, technical graphics and visual commerce. The principal enterprise process management products are iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R) and Optima(R). The principal technical graphics products are iGrafx Designer(TM) and ActiveCGM(TM). Visual commerce is represented by software and services related to Image2Web's OnSwitch product. These categories represent the greatest potential as the underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use.

The Company was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of the Company are located at 8144 Walnut Hill Lane, Suite 1050, Dallas, Texas 75231, and its telephone number is (469) 232-1000. The Company's U.S. operations are based in Dallas, Texas, with business units located in Dallas, Texas, Portland, Oregon and Annapolis, Maryland. International subsidiaries are located in the United Kingdom, France, Germany, Italy, the Netherlands, Switzerland, Australia, and Japan.

BUSINESS STRATEGY AND PRODUCTS

The Company develops and markets software tools and solutions that are targeted toward corporate needs for enterprise process management, technical graphics and visual commerce. The Company also sells general use graphics software. Additionally, the Company seeks to partner with organizations to maximize the value of its technology base. While some of the technical graphics applications are written for the UNIX(R) environment, the Company's products are generally designed for personal computers and servers utilizing the Microsoft Windows(R) operating environments, which include Windows 95, Windows 98, Windows 2000, and Windows NT.

Due to the rapid change in technology related to personal computers and competitive market conditions, the Company is continually updating and refining its products. To keep pace with the market, the Company seeks to release new versions of its products every 18 to 24 months with minor upgrade releases more often. Significant versions and the release date for English versions of the Company's products are discussed below with the product to which it relates.

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

The highest level of sophistication in process management is the management of all of an organization's process information by providing efficient storage, access, and distribution systems across an organization. At this point, the question is no longer "What is the best process?" but rather "How can I apply this best process so that it is utilized across my organization consistently?"

Micrografx provides tools for each stage of the cycle:

iGRAFX(TM) PROFESSIONAL provides a leading-edge technology base for Micrografx's ongoing process management tool development initiatives. Below the surface, iGrafx Professional(TM) incorporates one of the industry's most advanced graphics engines, with superior display and printing technologies designed specifically for the needs of process management. iGrafx Professional(TM) creates powerful, interactive diagrams of business processes, workflow, computer networks, Web sites, and databases, among others. iGrafx Professional(TM) is fully extensible via Microsoft's Visual Basic for Applications (VBA) for powerful custom solutions and incorporates iGrafx iShapes(TM) technology. iGrafx Professional(TM) is the next generation of the Company's FlowCharter(R) product. iGrafx Professional(TM) was released in March 1999, and iGrafx FlowCharter 2000 Professional is expected to be released in the first half of fiscal 2001.

iGRAFX(TM) PROCESS, an extension of the iGRAFX Professional(TM) technology, is a process management tool that wraps an easy-to-use interface around a high-end process simulation engine. iGRAFX Process(TM) provides robust modeling and simulation capabilities for companies striving to improve internal processes. It is designed to model business processes and perform "what-if" simulations on most business scenarios, allowing the management team to analyze and experiment with company processes without directly impacting the business. Customers are using iGRAFX Process(TM) to communicate about processes, reduce cycle times, eliminate bottlenecks, understand capacity constraints, re-deploy limited resources, and more. iGRAFX Process(TM) is fully extensible via VBA for powerful custom solutions and incorporates iShapes(TM) technology. iGRAFX Process(TM) is the next generation of the Company's Optima(R) product, which is no longer actively marketed. iGRAFX Process(TM) was released in March 1999, and iGRAFX Process(TM) 2000 is expected to be released in the first half of fiscal 2001.

iGRAFX(TM) PROCESS CENTRAL is a central repository that integrates with iGRAFX Professional(TM) and iGRAFX Process(TM) to give stakeholders "real-time", quick access to all enterprise process data and save users time developing enterprise models by linking and reusing models whenever possible. It also provides comprehensive repository capabilities such as access and security control, concurrency control, versioning, and configuration management. iGRAFX Process Central Viewer is available only with iGRAFX Process Central, the freely deployed iGRAFX Process Central Viewer gives read-only and query access to iGRAFX Process Central repositories. iGRAFX Process Central is expected to be released in the first half of fiscal 2001.

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

INTELLIGENT GRAPHICS SERVER ("iGS") is a high performance server specifically designed for creating graphics on demand or quickly and easily changing existing graphics in high volume Internet-enabled enterprise applications. iGS is able to merge drawings with other drawings and with data from external sources such as database tables or flat files. Some of the intended uses for iGS include illustrated parts catalogs, interactive electronic technical manuals, computer-based training, real-time monitoring and control systems, and geographical information system applications. iGS was released in May 2000.

iGRAFX DESIGNER(TM) is the technical graphics solution that bridges the gap between CAD and camera-ready, providing a rich graphical tool set that supports an incredibly diverse range of file types, including many UNIX-based CAD/CAM systems. Engineering departments and technical publishers alike can take advantage of iGRAFX Designer's powerful, flexible functionality to create rich, presentation-quality graphics that can be easily utilized in Microsoft Office documents, presentations, web and intranet pages, and much more. With leading edge, full-featured tools for image editing and 3D, iGRAFX Designer(TM) is a complete graphics solution designed for the exacting needs of today's designers and technical graphics users. iGRAFX Designer(TM) is the next generation of the Company's Designer(R) product, which is no longer actively marketed. iGRAFX Designer(TM) was released in June 1999.

ACTIVECGM PUBLISHING SUITE lets users create, view, and add hyperlinks and animation to technical graphics. ActiveCGM(TM) allows attribute information to be linked to graphics components. Using ActiveCGM(TM) and HTML, the text markup language for the Web, authors can easily create high-quality, interactive graphics-driven documents that are compact and efficient for Internet distribution. The suite is comprised of ActiveCGM Author, ActiveCGM Runtime, ActiveCGM Browser, and VP-Active and is based on a native implementation of CGM. It is the first standards-based software suite designed to support the creation and delivery of intelligent graphics on the Web. ActiveCGM(TM) was obtained from Intergraph Corporation with the purchase of InterCAP in April 1999, and ActiveCGM(TM) version 7 was released in March 2000.

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

SOLUTIONS CONSULTING
In order to address specific customer needs, the Company has created solutions consulting groups to assist the enterprise process management and technical graphics business units. During the selling process, if it is determined that a customer needs functionality beyond that of the current applications, the solutions consulting groups will provide a means to meet the customer's requirements. In the enterprise process management area, the solution generally involves VBA coding in the iGRAFX Development application, which was created specifically for this purpose. In the technical graphics area, modifications are generally made to the existing product to satisfy the customer need. These groups are comprised of a highly specialized consultative team of engineers, software developers, and technical graphics artists who deliver innovative process, Web, and eCommerce-based solutions to companies who want to exploit the Internet and related technologies for competitive advantage. The Company packages standards-based technology with industry best practices through customization of its applications often with other custom or off-the-shelf software tools. Whether acting as the project lead or as part of a multi-vendor partnership, the Company's flexibility, adaptability and proven methodology empowers organizations to maximize their solutions investments.

VISUAL COMMERCE/IMAGE2WEB
The World Wide Web is being transformed from a series of static pages to a visually rich, commerce driven set of inter-related marketplaces. This transformation requires a new, robust infrastructure capable of tailoring images and related data for a particular individual. To support this level of service, large e-commerce sites and markets will be required to rapidly transform large volumes of images and related data on both a pre-generate and a real-time basis. The marketplace that offers the customer the greatest number of choices and the most complete information will possess the competitive advantage.

This move to "visual commerce" is an attempt to more closely replicate a real-world purchasing environment, where the arts of packaging, branding and presentation have been perfected. As bandwidth increases and e-commerce matures, customers are becoming more demanding. The sites that provide a visually rich and tailored experience receive more Web site hits, yield higher close ratios and realize a higher incidence of repeat customers. Such a capability provides compelling economic arguments as sites increase in size and complexity and competition increases. Image2Web addresses an urgent need for a richer experience that can be offered economically.

Currently, the delivery of content is inefficient, labor intensive and dependent on hard-to-find and harder-to-keep employees. Images and their related meta-data are normally transformed with minimal automation, predominately by hand. The data that relates to the image is often disconnected, misplaced or lost during the transformation so that even the most basic information such as product description, list price, sale price, model number or SKU (stock keeping unit) may not be available in a timely, efficient manner or may not match up with the delivery of the image to the Web site. Additionally, the ability to generate images in real-time in response to personalization criteria or business rules does not exist. The cost and complexity in managing this visual commerce data prevents sites from offering their visitors the minimum necessary experience to fully portray their wares and effectively engage in e-commerce.

The initial Image2Web service, OnSwitch(TM), radically changes the efficiency and the economics of preparing and maintaining visual commerce information. Where organizations are struggling to prepare 100 images per hour, often exclusive of the related data, OnSwitch allows them to render thousands of images per hour while simultaneously maintaining and updating a relationship with a complex data set. The OnSwitch service addresses complex image and data transformation issues such as additions, updates, moves and deletions from diverse distributed users while ensuring quality and accuracy. The PowerGrid(TM) technology, the underlying technology for OnSwitch, enables users to create customized and automated processes. This service allows them significant differentiation from sites without such a capability while lowering the net cost of creation and maintenance.

     Image2Web's solution provides the following benefits:

o Dramatic reduction in the lead-time required to post and manage images on an e-commerce Web site;

o Synchronous management of images and data resulting in a high degree or certainty that all product information will be posted to the right place at the right time;

o Institutionalized visual commerce data transformation processes rather than the current situation where the processes are only resident in the minds of the employees performing the tasks;

o Significant reduction in the overall cost of managing visual commerce data and the personnel resources currently devoted to the problem;

o Integration with back-office systems enabling the back-office systems to automatically drive updates to the Web site;

o        Visually rich sites that are updated frequently; and

o Higher customer satisfaction leading to increased revenue and repeat business.

The management of Image2Web is currently seeking capital from various third parties to fund the subsidiary's infrastructure and growth of their visual commerce strategy. Image2Web is currently in the start-up phase and therefore involves risks and uncertainties. There are no assurances that Image2Web will be successful in its efforts to obtain funding or implement its business strategies. It is unknown if this subsidiary will continue to be wholly owned, or even majority owned, by Micrografx.

HERITAGE APPLICATIONS

     Micrografx also provides the following graphics tools:

GRAPHICS SUITE(R) is a suite of four software applications: Picture Publisher(R), Simply3D(R), Designer(R), and FlowCharter(R). Graphics Suite(R) 2 Enterprise was released in December 1997.

PICTURE PUBLISHER(R), the long-time leader in easy-to-use, yet powerful, full-featured image editing, also provides full functionality for creating compelling Web pages. Picture Publisher(R) contains 10,000 stock photos and clip art images, 500 seamless Internet textures, 250 TrueType(TM) fonts, as well as effects, filters, creative macros, templates, interactive wizards, and on-line tutorials. Picture Publisher(R) 8 was released in February 1998.

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

WEBTRICITY(TM) is a suite of three powerful, professional-level applications that give users the ability to make compelling graphics and animation for the Web. The suite includes Picture Publisher(R), Simply3D, Draw 6, and Media Manager(R). Webtricity(TM) 2 was released in May 1998.

TECHNOLOGY DEVELOPMENT AND LICENSING
Micrografx desires to use its library of graphics software in selective licensing and in the creation of solutions for specific market niches in response to client demand. As opportunities arise, Micrografx will continue to look for ways to build relationships with companies by licensing them the use of Micrografx-developed technologies for use in markets in which the Company does not compete. In doing so, the Company's strategy is not to sell the asset that has been developed, but only license the technology. In all cases thus far, the Company has retained the right to software source code that the Company has developed. The previously mentioned agreements with Cendant and TLC are representative of the type of transactions that fall into this business category.

LOCALIZATION

The Company localizes its business products for distribution in countries other than the United States, generally by translating user interfaces, packaging and marketing materials, and product documentation. Most of the Company's products have been localized into various languages including German, French, Japanese, Italian, and Spanish.

MARKETING AND DISTRIBUTION

The Company maintains sales organizations in most major markets of the world, including the United States, Germany, France, the United Kingdom, Italy, Switzerland, Australia and Japan. In addition, the Company has appointed agents in the Netherlands, Denmark, Switzerland, Spain and Poland. Approximately 61 percent of the Company's revenues were generated outside the United States in fiscal 2000, with approximately 52 percent from Europe and approximately 9 percent from Asia Pacific. See "Segment Information" in "Notes to Consolidated Financial Statements" included under Item 8 for geographical segmentation of revenues, and property, plant, and equipment.

The Company typically operates with very little backlog of unshipped orders, due to its capability to ship product within a few days of receipt of a purchase order. The Company distributes its products through the following channels: corporate sales force, distributors and resellers, direct to end users, and through original equipment manufacturers ("OEMs").

Corporate sales force. The Company has corporate sales representatives located in the Company's offices in the United States as well as in Germany, France, the United Kingdom, Italy, the Netherlands, Australia, Japan, Denmark, Switzerland, Spain, and Poland. The direct sales organization consists of regionally based sales representatives. Sales made by the corporate sales force are often fulfilled through the distributor and reseller channels.

Distributors and resellers. The Company also markets its products through independent, non-exclusive distributors and resellers located in approximately 35 countries around the world. Distributors include Computer 2000, Ingram Micro, Merisel, Inc., and Tech Data Corporation. Resellers include Corporate Software, Inc., Gruber Consultrade, MicroCenter, Inc., Snapp LLC, and Softmart, Inc. In fiscal 2000, sales to Ingram Micro accounted for 15 percent of the Company's net revenues, while no other customer accounted for more than 10 percent of the Company's net revenues. In fiscal 1999, sales to Ingram Micro accounted for 12 percent of the Company's net revenues, while no other customer accounted for more than 10 percent of the Company's net revenues. The Company offers sales incentives, training, technical support, and promotional aids to some resellers. The Company has distributorship agreements with all distributors and resellers. These agreements are cancelable by either party with specified prior written notice, and none of these agreements contain minimum or required purchase commitments by the distributor or reseller.

Direct sales to end-users. The Company promotes its products through direct marketing techniques designed to reach existing and potential customers, and one-on-many seminars and trade show events. Fulfillment of product to the end user is accomplished primarily through the services of third-party fulfillment companies located in the United States, Europe, and Japan.

Original Equipment Manufacturers. The Company licenses certain of its products to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with the OEM's equipment, typically personal computers, printers and scanners. During fiscal 2000, the Company had OEM agreements with companies including Matrox Graphics, Point Group Corporation, and Seimens Building Technologies, Inc. The Company also generated revenue from previous agreements for Heritage personal creativity products with companies including Avery Dennison and Seiko Epson.

PROMOTION AND ADVERTISING

The Company's marketing organization is responsible for worldwide product marketing, planning, positioning, market strategy, and communicating marketing plans to the Company's sales offices. Local personnel in each sales territory develop the marketing mix by coordinating media placement, direct mail, public relations, and channel sales management. The Company utilizes outside agencies in the development of marketing literature, advertisements, brochures, demonstration diskettes, and packaging, and also uses the services of outside public relations agencies.

The Company routinely conducts promotions with resellers, distributors, OEMs, and major customers in an effort to increase sales of its products. On a limited basis, the Company advertises in the personal computer industry trade press and certain other business publications. To build awareness, the Company offers trial and preview versions with certain of its software products and participates in industry trade events.

PRODUCT SUPPORT

The Company offers technical support to its customers through telephone or Internet support. Technical support is provided for a fee on a pay-per-incident plan paid by credit card charge or through a pre-purchased annual support plan. Technical support business hours are from 8:00 a.m. to 6:00 p.m. Dallas, Texas Time Monday through Friday in the United States. Internet support is provided 24 hours a day, 7 days per week via support databases, user forums, or downloadable files. The Company has product support internally for North American customers and generally outsources these activities to independent, third party service providers in Europe, Japan, and Australia.

PRODUCT DEVELOPMENT

The Company has a continuing program of product development directed toward the enhancement of existing products based upon current and anticipated customer needs. The Company's research and product development effort also emphasizes introduction of new products to broaden the Company's product line and to reach larger segments of the market.

See "Consolidated Statements of Operations" and "Capitalized Software Development Costs and Acquired Product Rights" in the "Notes to Consolidated Financial Statements" included under Item 8 for a discussion of research and development expenditures.

COMPETITION

The personal computer graphics software market is highly competitive. The Company's competitors include many independent applications software vendors, such as Microsoft Corporation ("Microsoft"), Adobe Systems Incorporated ("Adobe"), Corel Systems Corporation ("Corel"), and Macromedia, Inc. ("Macromedia"). The primary competitor for the Company's enterprise process management products is Microsoft's Visio product; and the primary competitors for the Company's technical graphics products are Autotrol, Macromedia, Inc., Enigma, Inc., Adobe, Corel, and ITEDO Software.

Most of the Company's competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than the Company. There can be no assurance that competitors will not develop products that are superior to the Company's applications software products or that will achieve greater market acceptance at the Company's expense, possibly resulting in reduced sales of the Company's applications software products.

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

TRADEMARKS

Micrografx, the Micrografx logo, Picture Publisher(R), PhotoMagic,
Optima(R), Micrografx FlowCharter(R), NetworkCharter(TM), Micrografx Graphics Suite(R), Micrografx Designer(R), Simply 3D(R), and Instant 3D are registered trademarks of the Company. iGRAFX, iGrids, Webtricity(TM), Small Business Graphics and Print Studio, Micrografx Media Manager, and ABC ToolKit, are trademarks of the Company. American Greetings(R), CreataCard(R) Gold(TM), and CreataCard(R) Plus(TM) are either registered trademarks or trademarks of American Greetings Corporation. Microsoft, Windows, and Windows Draw(R) are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. All other products are trademarks or registered trademarks of their respective holders.

MANUFACTURING

The Company assembles products in the United States and the Netherlands.
The principal materials and components used in the Company's products include disks, books, other printed material and packaging. The Company outsources a significant portion of its manufacturing activity to third parties, including disk duplication and product assembly. The Company has multiple sources of raw materials, supplies, and components, and the Company does not currently anticipate difficulty in securing the raw materials required in connection with its operations.

EMPLOYEES

As of June 30, 2000, the Company employed 187 associates, of which 50 were in product development, 98 in sales, marketing, and customer support, and 39 in finance, operations, and administration. The Company's continued success is dependent in part upon its ability to attract and retain qualified employees. Competition for employees in the software industry is intense. To date, the Company believes that it has been successful in its efforts to recruit and retain highly qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                    AGE             POSITION WITH THE COMPANY
----                    ---             -------------------------
James L. Hopkins        54              President and Chief Executive Officer
John M. Carradine       42              Chief Financial Officer and Corporate
                                        Secretary
Kenneth A. Carraher     41              Executive Vice President of
                                        Product Development

Jim Hopkins was appointed Chairman of the Board of Micrografx in September
2000 and Chief Executive Officer on October 16, 2000. For the previous year, Mr. Hopkins was Managing Director of the Austin, Texas office of Hoak Breedlove Wenseski & Co. a technology investment banking firm. From 1991 through May 1999 Mr. Hopkins held a variety of positions with STB Systems, Inc., leading to the position of Vice President of Strategic Marketing and Chief Financial Officer. STB was a developer of graphic subsystems for personal computers. When STB was acquired by 3dfx Interactive, Inc. in May 1999, Mr. Hopkins assumed the position of Vice President of Finance and Strategic Planning for 3dfx for a short transition period before joining Hoak Breedlove Wesneski & Co.

John M. Carradine was named Chief Financial Officer and Treasurer in October 1998. In October 1999, Mr. Carradine was also named Corporate Secretary of the Company. Prior to his appointment at Micrografx, Mr. Carradine was the Chief Financial Officer and Treasurer of Intellicall, Inc., a telecommunications company, where he held various financial positions for eight years. From 1983 to 1990, Mr. Carradine was with Computer Language Research, Inc., a data services and software company where he served as Treasurer. Mr. Carradine is a licensed CPA in the state of Texas.

Kenneth A. Carraher was named Executive Vice President of Product
Development in June 1999 after serving as the Company's Vice President of Enterprise Solutions since July 1997. Mr. Carraher was formerly the President of AdvanEdge Technologies, which was acquired by Micrografx in 1997, where he pioneered advanced process management solutions with the Optima(R) and Optima Express software products.

FORWARD-LOOKING STATEMENTS

This Form 10-K of Micrografx, Inc., ("Micrografx" or the "Company") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's iGRAFX(TM) and Image2Web products, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 2. PROPERTIES

The Company's headquarters are located in Dallas, Texas. The leased space is used for sales and marketing, operations, and administration. The Company outsources its U.S. production to a Dallas, Texas based company. The Company currently leases office space for development and sales offices in Portland, Oregon and Annapolis, Maryland; and international sales offices in Woking, the United Kingdom; Paris, France; Munich, Germany; Chatswood, Australia; and Tokyo, Japan; and has a production control office in Venlo, the Netherlands. The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and suitable and adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

See "Litigation" in "Notes to Consolidated Financial Statements" included under Item 8 for commitments and contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter ended June 30, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on NASDAQ/NMS under the symbol MGXI. As of June 30, 2000, there were 191 holders of record, which represents approximately 2,100 beneficial shareholders of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the two most recent fiscal years and has no intention of paying cash dividends in the foreseeable future.

The following are the high and low sale prices of the Company's stock per the NASDAQ National Market System:

                              ------------------------ ------------------------
                                       1999                     2000
                              ------------------------ ------------------------
                                 HIGH         LOW         HIGH        LOW

FIRST QUARTER                 $   14.438  $    8.500   $    6.125  $    3.375
SECOND QUARTER                $   11.125  $    7.625   $    5.688  $    3.250
THIRD QUARTER                 $   12.375  $    7.625   $    7.875  $    4.000
FOURTH QUARTER                $    9.375  $    5.375   $    7.500  $    2.313

ITEM 6.           SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS (in thousands, except per share data) (1)

                                                     YEARS ENDED JUNE 30,

----------------------------------------------------------------------------------------------------------
                                         2000          1999          1998             1997            1996
----------------------------------------------------------------------------------------------------------


Net revenues                          $  36,273      $ 56,962    $  71,792         $  64,862       $ 72,919

Net income (loss)                     $ (22,169)     $ (5,852)   $     607         $  (6,187)      $  1,112

Basic earnings (loss) per share       $   (1.95)     $  (0.53)   $     .06         $   (0.60)      $   0.11

Diluted earnings (loss) per share     $   (1.95)     $  (0.53)   $     .05         $   (0.60)      $   0.11


BALANCE SHEET DATA (in thousands)(1)

                                                       AS OF JUNE 30,
---------------------------------------------------------------------------------------------------------
                                          2000          1999           1998           1997          1996
---------------------------------------------------------------------------------------------------------


Total assets                          $  19,479      $ 42,383        $ 55,141      $39,112       $40,098

Total long-term liabilities           $   6,234      $  5,808        $    410      $ 1,414       $   684

Dividends                             $       -      $      -        $      -      $     -       $     -


(1) On April 2, 1996, Micrografx, Inc., acquired Visual Software, Inc.
(Visual) in a stock-for-stock acquisition accounted for as a pooling of interests. The financial data for 1996 has been retroactively adjusted to include the results of Visual for fiscal year 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

Micrografx develops and markets graphics software for business use in the areas of process management, management of technical graphics, and visual commerce. Additionally, the Company desires to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, the Company has developed a variety of graphics oriented software products. These products included various technologies such as image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation, and technical drawing. In fiscal year 1997, management and the board of directors concluded that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team and structure of the Company. In 1997, the new management team began the process of determining which technologies the Company should pursue as part of its long-term strategy. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to achieve profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the Company's long-term strategy.

The first significant steps in the strategic change process were the licensing of Micrografx consumer technologies: drawing, greeting card and consumer image editing, to Cendant effective June 30, 1998 and the assignment of the Company's distribution rights for American Greetings(R) CreataCard(R) Gold(TM) and CreataCard(R) Plus(TM) to TLC in August of 1998. These agreements ended Micrografx development and distribution of these products and mostly completed the Company's de-emphasis of the consumer market in order to focus on the enterprise process management and technical graphics markets. The combined value of these licensing and assignment agreements was approximately $21 million. The $21 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999, depending upon the actual delivery of the technologies and services associated with the agreements.

Management is currently concentrating on three areas of corporate software: enterprise process management, technical graphics and visual commerce. The principal enterprise process management products are iGRAFX Professional(TM), iGRAFX Process(TM), Micrografx FlowCharter(R) and Optima(R). The principal technical graphics products are iGRAFX Designer(TM) and ActiveCGM(TM). Visual commerce is represented by software and services related to the Image2Web OnSwitch product. These categories represent the greatest potential as the underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues, excluding technology revenues, of certain items in the Company's Consolidated Statements of Operations. Technology revenues were excluded from this table as management believes that including these revenues would not be indicative of the Company's ongoing operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                                     YEARS ENDED JUNE 30,
                                              2000          1999          1998
                                         ---------------------------------------

Net revenues                                    100%        100%           100%
Cost of revenues                                 22%         26%            31%
Gross profit                                     78%         74%            69%

Operating expenses:
   Sales and marketing                           68%         86%            50%
   General and administrative                    20%         17%            11%
   Research and development                      21%         21%            12%
   In-process research and development charge     -           5%             -
   Write down of long-lived assets               20%          -              -
   Restructuring charges                          7%          -              -
Total operating expenses                        136%        129%            73%

Loss from operations                            (58%)       (55%)           (4%)

Non operating (income) expense                    2%         (2%)            -

Loss before income taxes                        (60%)       (53%)           (4%)

Income taxes                                      1%          8%             -

Net loss                                        (61%)       (61%)           (4%)



FISCAL 2000 COMPARED TO FISCAL 1999

NET REVENUES

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The process management category includes iGRAFX Professional(TM), iGRAFX Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The technical graphics category includes Micrografx Designer(R), iGRAFX Designer(TM), the ActiveCGM(TM) products, and related products. The Company has yet to generate revenue from its visual commerce product category.

The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of licensing of certain personal creativity software source code to Cendant and TLC. The Heritage category includes Micrografx Graphics Suite(R) American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGRAFX Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw(R), Simply3D(R)(TM), and Picture Publisher(R).

                                         YEARS ENDED JUNE 30,
                                   2000         %         1999         %
                             ---------------------------------------------

Process management              $  15,363      42%    $  15,182       27%
Technical graphics                  9,945      28%        2,537        4%
Heritage and other                 10,965      30%       21,268       37%
Technology                              -      -         17,975       32%
                             ---------------------------------------------
Total revenues                  $  36,273     100%    $  56,962      100%
                             =============================================

ENTERPRISE PROCESS MANAGEMENT REVENUES

Enterprise Process Management ("EPM") revenues were up slightly as the increase in sales of iGRAFX Professional(TM) and iGRAFX Process(TM) more than offset the declining revenues from FlowCharter(R). Management believes that this shift in revenues demonstrates that Micrografx may be achieving momentum in moving from a general desktop diagramming application to a true process management and simulation tool. Management also believes that recent agreements with certain consulting firms focused on training corporations on "six sigma" methodologies further validate market opportunities and the value-add of Micrografx products. Revenues from past versions of FlowCharter(R) represent approximately one-half of total EPM revenues, demonstrating the strong brand identity that FlowCharter(R) has developed. Consequently, the Company has decided to name its forthcoming version of process documentation software iGRAFX FlowCharter 2000 Professional.

TECHNICAL GRAPHICS REVENUES

Technical graphics revenues increased substantially due to new product offerings. The largest increase resulted from the release of iGRAFX Designer(TM) in international markets. iGRAFX Designer(TM) is the upgrade to Micrografx Designer(R) version 7 and was released in English markets in the fourth quarter of fiscal 1999. The localized versions (German, French, and Japanese in particular) were released in early fiscal 2000. iGRAFX Designer(TM) has a loyal installed base and there had been a longer than usual amount of time between versions, resulting in a high level of demand for the upgraded product, particularly in international markets. Also, the Company had an increase in revenue from its InterCAP products. The Company acquired InterCAP in mid-April 1999, resulting in less than a full quarter's worth of revenue in fiscal 1999. The Company did grow InterCAP revenues from the fiscal 1999 run rates, but the majority of the InterCAP growth resulted from having a complete year of operations included in Micrografx results. The Company expects that Designer-related revenues may decline in fiscal 2001 due to the high volume of upgrades in fiscal year 2000. The Company expects that acceptance of the Intelligent Graphics System will be key to the growth or lack thereof in this category.

HERITAGE REVENUES

The significant decline in this category is the result of the Company's change in strategic direction as previously discussed. The largest decline has resulted from the decreased emphasis on general desktop diagramming and drawing tools such as Graphics Suite(R) and iGRAFX Business(TM). The Company also experienced significant revenue declines from products such as CreataCard(R) and Windows Draw(R) as OEM agreements in place prior to the Cendant and TLC agreements expired during fiscal years 1999 and 2000. Lastly, revenues from retail products such as Picture Publisher(R), Webtricity(TM), and Simply3D(R) have declined as the Company's importance in retail channels has declined. The Company expects this category to continue to decline significantly as it continues to transition to enterprise products.

TECHNOLOGY REVENUES

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

Net revenues by geographic region and as a percentage of total revenues are as follows:

                                       YEARS ENDED JUNE 30,
                                2000         %        1999         %
                           ----------------------------------------------

Americas                      $  14,143       39%    $  34,695       61%
Europe                           18,847       52%       19,153       34%
Asia Pacific                      3,283        9%        3,114        5%
                           ----------------------------------------------
Total net revenues            $  36,273      100%    $  56,962      100%
                           ==============================================

Net revenues by geographic region and as a percentage of revenues excluding the technology and heritage revenues.

                                         YEARS ENDED JUNE 30,
                                2000         %        1999          %
                           ----------------------------------------------

Americas                     $   10,457       41%   $    8,109       46%
Europe                           12,427       49%        8,147       46%
Asia Pacific                      2,424       10%        1,463        8%
                           ----------------------------------------------
Total net revenues           $   25,308      100%   $   17,719      100%
                           ==============================================

Revenues increased from fiscal 1999 to fiscal 2000 in all regions when technology and heritage revenues are excluded. The increase in Americas revenues resulted from the acquisition of InterCAP, as the majority of InterCAP's customers are in the United States. The increases in Europe and Japan were driven mostly by the upgrades to the new version of iGRAFX Designer(TM).

COST OF REVENUES AND GROSS PROFIT
Cost of revenues includes the cost of documentation, diskettes or compact disks (CDs), packaging and production overhead; amortization of capitalized software development costs and acquired product rights, and technology royalties. Excluding technology licensing revenues, cost of revenues declined from 26% of revenue in fiscal 1999 to 22% of revenue in fiscal 2000. It is anticipated that as heritage revenues continue to decline, future cost of revenues should continue to improve. This percentage is reflective of a rising average sales price and, to a lesser extent, a lower cost of revenues resulting from the transition to selling to corporate customers. Corporations generally purchase multi-user licenses that require the delivery of only a few CDs and manuals rather than a complete boxed software product including CD's and manuals for each user.

SALES AND MARKETING EXPENSE
Sales and marketing expenses include the cost of advertising, promotions, cooperative and incentive programs with distributors, trade shows, marketing, technical support, and the Company's sales force. Sales and marketing expenses declined due to the change in business structure and lower costs associated with enterprise sales versus retail sales that were targeted in prior years.

The Company expects that sales and marketing expenses will decline resulting from the Company's improved efficiency of the sales force as they gain more experience in the enterprise market, reduced levels of general marketing expenses replaced by less expensive and more focused marketing efforts, and continued reduction in focus on the retail distribution channel, the support of which requires greater sales and marketing expense.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses include principally the costs of the Company's executive, information systems, human resources, finance, legal, and administrative functions. The increase in general and administrative expenses from fiscal 1999 to fiscal 2000 is primarily due to the favorable outcome in 1999 of legal actions, either filed or expected. As a result of the licensing of technology to Cendant in June 1998, the Company expected American Greetings to pursue legal action against the Company. The Company accrued a charge based on management's assessment of likely outcomes. In August 1998, the Company licensed its technology to TLC, American Greetings new partner in the greeting card software market, and American Greetings agreed to drop the impending legal action. As a result, Micrografx was able to reverse in fiscal 1999 the charge that was taken in fiscal 1998. Excluding the impact of this and other settlements, general and administrative costs declined from fiscal 1999 to fiscal 2000.

The Company expects that general and administrative expenses should decline due to the cost reductions that will be realized in conjunction with the restructuring plan implemented in the fourth quarter of fiscal year 2000.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses include compensation, benefits, and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved. These costs are amortized over the estimated economic life of the products. Historically the Company estimated the economic life of the products to be from 12 to 18 months, which is consistent with a consumer software model. With the change in strategy to a corporate software provider, the Company now estimates the economic life of the corporate software to be approximately 48 months. The longer economic life was implemented with the release of iGRAFX Professional(TM), iGRAFX Process(TM), and iGRAFX Designer(TM). No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues.

Research and development expenses (net of amounts capitalized) in fiscal
2000 were $7.4 million, or 21 percent of net revenues, compared to $8.2 million, or 21 percent of net revenues excluding technology revenues, in fiscal 1999. Gross research and development expenses, before capitalization, for fiscal 2000 were $10.2 million, or 28 percent of net revenues, compared to $13.9 million, or 36 percent of revenues excluding technology revenues for fiscal 1999. The decrease in gross research and development expenses resulted from the reduction in the number of graphics technologies and engines, which occurred in the fourth quarter of fiscal 1999.

It is anticipated that research and development expenses should continue to decline in fiscal 2001 due to the cost reductions implemented in the fourth quarter of fiscal year 2000.

During fiscal 2000, the Company capitalized approximately $2.8 million in software development costs and amortized $2.4 million in software development costs. This compares to capitalization of $5.6 million and amortization of $3.0 million for fiscal 1999.

RESTRUCTURING CHARGE
Subject to a restructuring plan submitted to and approved by the Micrografx Board of Directors in June 2000, the Company took the following actions in June 2000:

o Eliminated 74 employee positions, primarily at its Allen, Texas headquarters;
o Decided to move from the existing corporate headquarters to a smaller facility;
o Decided to abandon development and marketing of certain products;and
o     Re-evaluated growth expectations and market strategies.

Related solely to its restructuring and reorganization, the Company has accrued certain anticipated costs as follows (in thousands):

o     Benefits cost for terminated employees                    $67
o     Relocation of the Allen workforce                      $1,595

The following table shows, in thousands, the results for the periods leading up to the restructuring:

                                    FY'99        Q1'00        Q2'00       Q3'00
                                   -------      --------    ---------  ---------

     Net Loss                  $   (5,852)   $  (4,609)   $  (2,675)  $  (1,969)
     Net Cash (Usage) Provided    (17,664)      (5,529)      (2,532)        934
     Ending Cash Balance           11,220        5,691        3,159       4,093


During June of fiscal year 2000, management concluded that it was necessary to significantly modify the operating structure of the Company in order for Micrografx to sustain viability and put itself in a position to return to profitability. Management and the Board of Directors determined that to reach profitability in an acceptable period of time, certain significant actions were necessary in the structure and size of the organization. Accordingly, at the June Board of Directors meeting, the decision to operationally divide the Company into three major business units, to decentralize operations, and to reduce the size and scope of the organization was made pursuant to a plan submitted by the management of the Company.

On June 30, 2000, the restructuring plan was implemented and approximately
74 employee positions were eliminated, the affected employees were notified of their termination, and their termination benefits were communicated to them. On July 3, 2000 an announcement of the actions taken and their potential effects on the Company was distributed to the public by press release and subsequently filed in a Form 8-K with the SEC. As of June 30, 2000, the expected date of completion of the restructuring plan was on or around August 31, 2000 and all actions were substantially completed as of September 1, 2000 when the Company moved into their new corporate headquarters in Dallas, Texas.

BENEFITS COST FOR TERMINATED EMPLOYEES
The Company eliminated 74 positions and terminated approximately that number of employees on June 30, 2000. The Company has provided these employees two months of health benefits, which began on June 30, 2000 and ended August 31, 2000. The Company accrued approximately $67,000 for these termination benefits based on the current cost of providing these benefits.

RELOCATE THE ALLEN WORKFORCE
Micrografx began the planning and preparation for the move into a new facility approximately two years ago. At the time the planning began, Micrografx had more than 300 employees and expected to grow. At that time, the Company was renting a 60,000 square foot office space in Richardson, Texas. The facility that the Company designed to move into was approximately 90,000 square feet.

As a result of the licensing of the personal creativity business and the slower-than-expected ramp of enterprise-related sales, management subsequently determined that certain actions were necessary to reduce the ongoing operating expenses. In June 1999, the Company terminated approximately 38 positions and in September 1999, the Company terminated approximately 10 more positions. Also in the fourth quarter of fiscal 1999, the Company began curtailing its marketing efforts in order to lower operating costs.

During the third quarter of fiscal 2000, management decided to begin acting on the excess capacity in the Allen, Texas facility (150 employees occupied a space designed for more than 300). Management discussed various alternatives such as concentrating the remaining employees in certain parts of the building and subleasing the remaining parts. In the fourth quarter of fiscal 2000, management had specific discussions with local Dallas firms related to subleasing part of the facility. Due to the open design of the building and the common areas, the Company could not come to terms with any potential sublessees.

While formulating the restructuring plan in June 2000, management decided that it was not feasible to continue leasing the Allen, Texas facility. In June, management met with the Company's real estate broker to discuss their options related to finding and moving into a smaller facility and the approach the Company should take in its discussions and negotiations with the landlord. In July 2000, management met with the landlord to discuss the Company's situation and restructuring planand the Company signed a letter of intent to surrender the property under the current lease of 90,000 square feet and execute a new lease for approximately 14,000 square feet with the same lessor. In conjunction with the lease agreement, the Company issued to Prentiss Properties warrants to purchase 100,000 shares of the Company's Common Stock at $1.03 per share. On September 1, 2000, the Company moved into the Dallas, Texas facility.

Due to the move, there are costs associated with certain fixed assets to be disposed of, and costs related to the relocation of corporate facilities. These costs are not incurred to generate revenues after the commitment date and are incremental costs that will be incurred as a direct result of the restructuring plan. These costs were absent from the Company's operational costs prior to the commitment date. Accordingly, the Company accrued approximately $1.6 million for these relocation costs as follows (in thousands):


     Abandonment of leasehold improvements                                            $   615
     Write-down of building specific assets to disposal value                             395
     Liability for the early lease termination and subsequent asset disposal              300
     Other move-related costs                                                             285
                                                                                      -------
     Total                                                                            $ 1,595
                                                                                      =======



WRITE DOWN OF LONG-LIVED ASSETS

In addition, certain other factors discussed below have resulted in an impairment of certain long-lived assets as of June 30, 2000. The impaired assets and the amount of the estimated impairment is specified below (in thousands):

o   InterCAP acquisition-related long-term assets and intangibles         $7,119
o   Capitalized software development costs and acquired product rights    $1,087

In April 1999, Micrografx completed the acquisition of InterCAP Graphics Systems, Inc. The Company engaged KPMG Peat Marwick to assist it in determining the allocation of purchase price among the tangible and intangible assets of the acquired Company. The final allocation was as follows (in thousands).

     Net Assets                     $     (344)
     Workforce                             418
     Customer List                         240
     Non-compete Agreement                 281
     Current Technologies                  898
     In-process R&D Expense              1,928
     Deferred Tax Liability               (616)
     Goodwill                            9,559
                                    ----------
     Total                          $   12,364
                                    ==========

During the fourth fiscal quarter, management identified certain conditions including the lack of available growth capital and increased competition in the graphics software market as indicators of asset impairment. Accordingly, management has prepared its evaluation of those assets and has concluded that in some cases there has in fact been an impairment of value. Based on an evaluation of these indicators, the Company determined the assets with a carrying value of $9.8 million were impaired and wrote them down by $7.1 million to their fair value. Fair value was based on estimated future cash flows to be generated by the InterCAP operations discounted at a market rate of interest. A description of the events resulting in the impairment follows.

Lack of Available Capital
At the time of the InterCAP acquisition, Micrografx had total cash and liquid investments of approximately $20 million and expected to invest approximately $13.3 million on the InterCAP operations during fiscal 2000. The Company expected that with the addition of the InterCAP operations, and through the growth of its other businesses, it could continue investing for the long term, pursuant to a plan it had initiated as early as 1996. However, due to the cash flow difficulties described below and in the "Liquidity and Capital Resources" section below, the Company was only able to spend approximately $4.1 million on the InterCAP operations during fiscal 2000.

The Company engaged an investment banking firm in November 1999 and began preparing a private placement offering memorandum for Image2Web, and had general discussions regarding additional funding for Micrografx. However, two factors complicated and delayed the release of the memorandum and related funding. The first delay resulted from a basic change in the business model for Image2Web (from a licensed base software Company to an ASP consulting and services model), the second resulted from the stock market correction in mid April 2000. Since the correction primarily related to re-valuation of Internet and other technology companies, Image2Web's financing prospects were negatively impacted.

The ultimate completion of this financing was significant to Micrografx for three reasons: (i) it would remove the continuing investment obligation in Image2Web from the Company, (ii) Micrografx believed that a part of its historical investment in either pre-existing software, or its prior investment in the operation of Image2Web would be returned to the Company as either a license agreement or repayment of charges (between $1,500,000 and $5,000,000), and (iii) provide needed of growth capital for its InterCAP products. To date,no funding for Image2Web has occurred and there can be no assurances they will ever occur. This lack of available growth capital was determined by the Company to be one of its indicators of impairment.

Additionally, the Intelligent Graphics Server ("iGS"), which is a significant product component for the Company's technical graphics strategy was originally scheduled for delivery in January 2000. However, due to delays partially caused by the less-than-expected investment, the product has recently completed development although prior market size expectations have been reduced.

Increased Competition and Lower Customer Demand
Management believed at the time of the acquisition there were a limited number of companies with competitive ability in the technical graphics arena. The Company believed the market to be a sizeable niche with small competitors such as Itedo in Germany and Auto-Trol in the United States. With the focus in the past year on e-marketplaces and tools to support them, the market has expanded, as have the number and ability of competitors. In May 2000, Macromedia announced a product called Generator 2, focused on delivering high-impact, data-driven content to web pages. In June 2000, Macromedia began shipping Generator 2 and announced its compatibility with tools from leading e-business providers such as Vignette, Silverstream Software, and Intershop. Macromedia last year reported revenues of $264 million and currently has a market capitalization of over $4 billion, thus they have significantly more resources and momentum than Micrografx in this market. Additionally, a company named Enigma has surfaced in the past year. Enigma is a private company focused on the aerospace vertical section of this same market and they were successful in raising $20 million in a private equity offering earlier this year. As such, they also have a greater ability to invest and have more momentum at this time. Management believes that these products do not provide as much functionality as iGS, but that their feature sets significantly overlap with iGS. Because of this, Micrografx believes that the market share and revenues it will be able to gain will be significantly less than expectations set a year ago. When the Company purchased InterCAP in April 1999, revenue growth was expected at 225% from fiscal year 1999 to fiscal year 2000. The actual revenue growth from the prior year has been 2.5%. As a result of the aforementioned factors (lack of investment ability, delay in the release of iGS, and increasing competition) management has revised the growth and operating expectations of the Technical Graphics business unit and specifically, the products and technologies acquired through InterCAP.

IMPAIRMENT OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS The Company's restructuring plan includes dividing itself into three major business units. These business units have clearly defined business plans that encompass several key products. The Company has decided to abandon the development and marketing of several other products that do not fit into the Company's new business unit structure. These products include iGRAFX Business(TM), Share, Image and Shared Technologies. The following grid shows the products actively developed and marketed as enterprise products during fiscal year 2000, and the business unit to which they relate as of June 30, 2000:


         PRODUCT                              BUSINESS UNIT

         OnSwitch                             Image2Web
         iGRAFX Development                   Enterprise Process Management(EPM)
         iGRAFX Professional(TM)              EPM
         iGRAFX Process(TM)                   EPM
         FlowCharter(R)                       EPM
         Optima(R)                            EPM
         iGRAFX IDEF0                         EPM
         ActiveCGM(TM)                        Technical Graphics (TG)
         iGRAFX Designer(TM)                  TG
         Graphics Suite(R)                    Discontinued
         iGRAFX Image                         Discontinued
         iGRAFX Business(TM)                  Discontinued
         iGRAFX Share                         Discontinued
         Picture Publisher(R)                 Discontinued
         Simply3D(R)                          Discontinued
         Webtricity(TM)                       Discontinued
         Shared Technologies*                 Discontinued

* Shared technologies contained various tools, such as filters, originally planned for use in the iGRAFX Business(TM) and Share platforms. These tools were intended for general purpose desktop diagramming, a market which the Company is no longer actively pursuing.

The Company recorded a loss of approximately $1.1 million in the fourth quarter of fiscal 2000 for the abandonment of these products.

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

In connection with the Company's acquisition of InterCAP, the Company recorded a charge of $1.9 million for purchased in-process research and development ("purchased R&D"), based upon the appraised value of the related developmental projects. The income approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

InterCAP's research and development relates to WebCGM software products.
These software products allow customers in the aerospace, defense and manufacturing industries to publish technical graphics on the Internet. Micrografx's goal in this acquisition was to acquire technology that complemented its iGRAFX Designer(TM) technical graphics product. iGRAFX Designer(TM), in conjunction with the acquired technologies, allows Micrografx to create a solution for intelligent technical illustration and Web-based technical publishing. These complementary products provide a tiered illustration solution supported by the industry standards and leading edge Web publishing solutions.

Significant assumptions used in determining the value of purchased R&D for InterCAP included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 2000. The discount rate selected for InterCAP's in-process technologies was 15 percent.

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

EFFECT OF EXCHANGE RATES
Exchange rates during fiscal 2000 had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their 1999 rates, the Company would have reported approximately $1.3 million more in net revenues and approximately $340,000, or $0.03 per diluted share, in net income in fiscal 2000. This increase resulted from the change in exchange rates of European currencies versus the U.S. dollar. Since European manufacturing costs and operating expenses are incurred in those local currencies, the relative translation impact of exchange rates on net income (loss) is less than on revenues.

The Company has historically entered into foreign exchange contracts to hedge against certain exposure to changes in foreign currency exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. See "Foreign Forward Exchange Contracts" under "Summary of Significant Accounting Policies" in "Notes to Consolidated Financial Statements".

NON-OPERATING (INCOME) EXPENSE
Non-operating (income) expense includes interest income, interest expense, and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency, and gains or losses when receivables and payables denominated in foreign currency are settled.

Interest income decreased from $1.0 million in fiscal 1999 to $0.1 million in fiscal 2000, due to the decrease in cash on hand during fiscal 2000. Interest expense increased in fiscal 2000 as a result of the debt incurred in conjunction with the purchase of InterCAP and the receivable-backed financing agreement entered into on March 31, 2000. See "Debt" under "Notes to Consolidated Financial Statements" for further information on the receivable-backed financing agreement.

INCOME TAXES
The Company recognized a tax provision of approximately $454,000 in fiscal 2000, compared to approximately $3.1 million in fiscal 1999. For further information on income taxes, see "Notes to Consolidated Financial Statements".

FISCAL 1999 COMPARED TO FISCAL 1998

NET REVENUES
The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The process management category includes iGRAFX Professional(TM), iGRAFX Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The technical graphics category includes Micrografx Designer(R), iGRAFX Designer(TM), the ActiveCGM(TM) products, and related products.

The technology category results from the Company's use of its library of graphics software in selective licensing. For fiscal 1999, the technology category consists of licensing of certain personal creativity software source code to Cendant. The Heritage category includes Micrografx Graphics Suite(R), American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGRAFX Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw and Picture Publisher(R).

                                        YEARS ENDED JUNE 30,
                                   1999         %         1998         %
                             ---------------------------------------------

Process management              $  15,182      27%       $ 15,786     22%
Technical graphics                  2,537       4%          1,838      3%
Heritage and other                 21,268      37%         51,143     71%
Technology                         17,975      32%          3,025      4%
                             ---------------------------------------------
Total revenues                  $  56,962     100%       $ 71,792    100%
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
                           ==============================================


Net revenues by geographic region and as a percentage of revenues excluding the technology and heritage revenues.

                                        YEARS ENDED JUNE 30,
                                1999         %        1998          %
                           ----------------------------------------------

Americas                        $  8,109       46%       $ 7,399      34%
Europe                             8,147       46%         8,861      55%
Asia Pacific                       1,463        8%         1,364      11%
                           ----------------------------------------------
Total net revenues              $ 17,719      100%       $17,624     100%
                           ==============================================

ENTERPRISE PROCESS MANAGEMENT REVENUES
The decrease in process management revenues is a reflection of the Company's change in business. Historically the Company primarily focused on the sale of boxed product through retail distribution. As the Company changed its focus to corporate licensing and increased the pricing of its products to be in line with a corporate licensing model, the Company experienced a decline in the boxed product sales. The decline in boxed product sales has not been immediately offset by an increase in corporate licenses for two reasons: (1) the long corporate sales cycle which can be up to 18 months and (2) the amount of time it takes for a new corporate sales person to produce revenues at an acceptable level. The Company only began in fiscal year 1999 the process of building a sales force to accommodate a corporate sales model and it can take up to 6 months for a new salesperson to produce revenues at an acceptable level. Additionally, corporations temporarily curtailed software spending until they identified and remedied any problems that were expected to result from the Year 2000 issue.

TECHNICAL GRAPHICS REVENUES
Technical graphics revenues declined due to the same reasons as noted above in the process management discussion. The decline was partially offset by revenues from the ActiveCGM(TM) products, which were acquired in April 1999. The decline in technical graphics revenues is more severe than the decline in process management revenues due to the amount of time between versions of the Company's Designer product. The previous stand-alone version of Designer, Designer Technical 4.1, was released in fiscal year 1995. While the Company did release Designer 7 in fiscal year 1998, it was released as a component of Graphics Suite(R) 2 rather than as an independent product.

TECHNOLOGY REVENUES
The technology category contains revenue recognized related to the previously discussed Cendant and TLC relationships. As of June 30, 1999, all revenue related to these transactions has been recognized. The Company continues to seek other licensing relationships in order to leverage its portfolio of technologies, however, there can be no assurance that the Company will be able to enter into licensing relationships in the future.

HERITAGE REVENUES
The significant decline in this category is the result of the Company's change in strategic direction as previously discussed.

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

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses include compensation, benefits, and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved. These costs are amortized over the estimated economic life of the products. Historically the Company estimated the economic life of the products to be from 12 to 18 months, which is consistent with a consumer software model. With the change in strategy to a corporate software provider, the Company now estimates the economic life of the corporate software to be approximately 48 months. The longer economic life was implemented with the release of iGRAFX Professional(TM), iGRAFX Process(TM), and iGRAFX Designer(TM). No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues.

Research and development expenses (net of amounts capitalized) in fiscal
1999 were $8.2 million, or 14 percent of net revenues, compared to $8.5 million, or 12 percent of net revenues, in fiscal 1998. Gross research and development expenses, before capitalization, for fiscal 1999 were $13.9 million, or 24 percent of net revenues, compared to $12.7 million, or 18 percent of revenues for fiscal 1998. The increase in gross research and development expenses primarily relates to the new versions of software released in fiscal 1999. In fiscal 1999, the Company released iGRAFX Business(TM), iGRAFX Professional(TM), iGRAFX Process(TM), iGRAFX Designer(TM), iGRAFX Share, NetworkCharter(TM) Pro 1.5, iGRAFX Development, and iGRAFX OrgCharter. In fiscal 1998, the Company released Optima(R) 2.5, Picture Publisher(R) 8.0, Simply 3D 3.0, Webtricity(TM) 2.0, ISO Charter 1.0, Enterprise Charter 4.0, NetworkCharter(TM) 1.0, NetworkCharter(TM) Pro 1.0, Designer(R) 7.0, Picture Publisher(R) 7.0, FlowCharter(R) 7.0 and Graphics Suite(R) 2e.

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

NON OPERATING (INCOME) EXPENSE
Interest income increased from $0.6 million in fiscal 1998 to $1.0 million in fiscal 1999, due to the increase in cash on hand during fiscal 1999 resulting from the licensing of technology to Cendant and TLC. Interest expense increased in fiscal 1999 as a result of the debt incurred in conjunction with the purchase of InterCAP.

INCOME TAXES
The Company recognized a tax provision of $3.1 million in fiscal 1999, compared to $0.3 million in fiscal 1998. For further information on income taxes, see "Notes to Consolidated Financial Statements".

QUARTERLY RESULTS OF OPERATIONS
The following table presents selected financial results for each of the last eight quarters through June 30, 2000 (in thousands, except per share data). These financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

                                                       QUARTERS ENDED
------------------------------------------------------------------------------------------
                                         9/30/99      12/31/99     3/31/00      6/30/00
                                      ----------------------------------------------------

Net revenues                             $  8,522    $   9,656    $   9,932    $   8,163

Gross profit                                6,532        7,430        7,936        6,301

Loss from operations                       (4,508)      (2,396)      (1,523)     (12,589)

Net loss                                   (4,609)      (2,675)      (1,969)     (12,916)

Basic and diluted loss per share
                                         $  (0.41)   $   (0.24)   $   (0.17)   $   (1.13)

Shares used in computing loss per share:
     Basic and diluted                     11,324       11,358       11,436       11,476


                                                       QUARTERS ENDED
------------------------------------------------------------------------------------------
                                        9/30/98      12/31/98     3/31/99      6/30/99
                                      ----------------------------------------------------

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

COMPANY FOCUS CONTINUES TO TRANSITION
During fiscal 1999 and in prior years, the Company generated a significant portion of its business from the personal creativity software market and the licensing of personal creativity technology to third parties. Due to aggressive competition and the Company's belief that its products are well suited to various high-growth corporate markets, the Company has chosen to pursue corporate customers. The Company's future financial performance will depend on the successful transition of internal resources away from its past strength in the retail market while moving toward solving problems currently experienced by corporations. In order to accomplish its objective, the Company has hired employees with skills required for the Company's new direction, and is training existing employees on how to make this change, but there is no assurance that management's efforts will be successful. In order to succeed, the Company will have to convince corporations that its products are able to solve their problems, the Company will have to identify and develop features which corporate customers desire, and the Company will have to ensure that it has a sales force and customer support system sufficient in size and expertise to service corporate customers. In light of the difficulties associated with the transition of its business focus from consumer retail products to business product sales to corporate accounts, the Company may confront unanticipated risks and uncertainties. Therefore, there can be no assurance that the Company's business strategy will be successful, and it is possible that the Company's future results from operations and financial condition will be adversely affected if it is unable to effectively implement its new business focus.

During fiscal 1999, the first year of the transition, the Company experienced a loss of $5.9 million despite recognizing nearly $18 million of technology revenues. Without the technology revenues and the in-process research and development charge of approximately $1.9 million, the Company would have reported a loss of $22.0 million resulting entirely from day-to-day on-going operations. The majority of fiscal 1999 was dedicated to developing Micrografx existing applications and technologies into applications to solve anticipated corporate needs. The areas the Company concentrated upon were general desktop diagramming, enterprise process management, and, to a lesser extent, technical graphics. As a result, the Company introduced the "iGRAFX" product line throughout the second half of fiscal 1999, with iGRAFX Business(TM), iGRAFX Share, iGRAFX Professional(TM), and iGRAFX Process(TM) released in the third fiscal quarter and iGRAFX Designer(TM) released in the fourth fiscal quarter. In the fourth quarter of fiscal 1999, the Company refined its focus and decided to move away from general desktop diagramming products such as iGRAFX Business(TM) and iGRAFX Share in order to focus on products where Micrografx held a competitive advantage over competitors such as Microsoft and Adobe.

During fiscal 2000, the Company experienced a loss of $22.2 million which included restructuring and impairment charges combined of approximately $9.9 million. The loss for fiscal 2000, resulting from day-to-day on-going operations was $12.3 million.

LIQUIDITY RISKS
During fiscal 2000, the Company used approximately $7.5 million for operations, software development and capital expenditures. The rate of cash usage over the past two fiscal years was greater than expected for transitioning the Company's business from its historical consumer business to its new enterprise business and due to the amount of the Company's existing cash resources, such rate of cash usage is unsustainable. At June 30, 2000, cash and short-term investments had decreased to $2.8 million from $28.1 million at June 30, 1998. Based upon management's current expectations, the Company may also experience operating losses and usage of cash resources in fiscal 2001. Management has developed plans to attempt to reduce the rate of cash usage while transitioning its business model. See "Liquidity and Capital Resources". Should these plans and steps be insufficient to meet the goal of reducing cash resources and allowing the Company to meet its obligations from existing resources, and if the steps to increase revenue growth are unsuccessful, the Company would then be left with inadequate resources to operate its business. Therefore, the Company is significantly dependent upon the efforts of management to reduce expenses, increase revenues, and obtain financing to reduce the significant cash deficits currently being experienced in its business. There can be no assurance that management will be successful in its efforts to preserve the Company's existing sources of liquidity. While management continues to pursue external funding to meet its cash needs, including possibly the sale of additional equity in the Company, there is not any assurance that the Company can identify any further sources of external funding, and, even if such funding is available, it is possible that the funding could result in significant dilution to existing shareholders. These risks associated with managing cash liquidity and efforts to grow revenues presented the Company with significant challenges in fiscal 2000 and these challenges are expected to continue through fiscal 2001, with no assurance of a favorable outcome.

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

COMPETITION
The personal computer applications software market is highly competitive.
The Company's competitors include many companies that have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. Additionally, merger activity in the applications software market serves to strengthen the merging companies' ability to compete. In January 2000, Microsoft Corporation ("Microsoft") acquired Visio, a competitor to the Company in its enterprise software business. As a result, Microsoft has become a significant competitor to the Company, with significant competitive advantages due to, among other things, its ownership and distribution of the operating systems on which the Company's and Visio's products operate, giving Microsoft a technological advantage in developing and marketing Visio products. Additionally, Microsoft has vastly greater marketing, distribution, technological, financial and other resources than the Company. There can be no assurance that the Company will be able to compete effectively with Microsoft, which could have a material adverse effect on the Company and its results of operations and financial condition. Additionally, as stated previously, the competition in the technical graphics market has increased significantly, negatively impacting the Company.

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

SEASONALITY AND QUARTERLY REVENUE FLUCTUATIONS
Historically, the Company has experienced significant quarterly variations in its results of operations. Causes of these variations included seasonality of the retail software market, delays in the introduction of new or enhanced versions of the Company's products, timing and cost of new product upgrades and introductions, reduced distribution channel sales preceding the introduction of updated products, and large distribution channel sales following the introduction of new or updated products. Some level of seasonality is expected to continue with a higher level of revenues occurring in the December quarter in connection with the purchasing habits of most corporations as they close out their fiscal year. A lower level of revenues is expected to occur in the September quarter principally due to the extended holiday periods in Europe during the July and August time frame resulting in a lower level of corporate purchasing.

MARKET RISK
The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The U.S. Dollar is the functional currency for financial reporting. In this regard, the Company had previously used foreign forward exchange contracts, to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the Company's non-U.S. dollar net balance sheet exposures. While the Company had no such contracts as of June 30, 2000, it is required to disclose the hypothetical impact of such contracts. As an example, at fiscal year end 1999, the Company had foreign forward exchange contracts outstanding of $554,000 to sell German marks. Similar hedging activities existed at fiscal year end 1998. A hypothetical 10% plus or minus fluctuation in non-U.S. currency exchange rates would not be expected to have a material earnings impact, e.g., based on fiscal year end 1999 balances and rates, a pretax currency exchange gain or loss of $53,000. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has a variable-rate debt instrument based on the prime rate representing approximately 11% of its total debt at June 30, 2000. If the prime interest rate increased by 10 percent in 2001, it would result in an immaterial annual change to the Company's pre-tax earnings and cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES
As discussed previously, in fiscal 1997 the Company began transitioning its revenue base and business strategy away from consumer related software products in favor of software and solutions for corporations and other large enterprises. In line with that strategy, from the period beginning in June 1998 and ending in August 1998 the Company licensed its consumer technologies in a series of agreements to Cendant and TLC for $21.0 million. As a result of these transactions and from prior operations, the Company had cash and short-term investments totaling approximately $28.1 million at June 30, 1998.

The intended use of the capital provided by the licensing transactions was to fund the Company's growth into its enterprise model and strategy. As a result, during fiscal years 1999 and 2000 the Company's cash and short-term investments declined approximately $25.3 million to $2.8 million at June 30, 2000. The principal components of this change were as follows:

                                                          2000           1999
                                                        --------      ----------
    SOURCES OF CASH
      Collections on technology licensing               $      -       $    6.8
      Proceeds from employee stock programs                  0.7            3.9
      Proceeds from receivable facility                      0.8              -
                                                       ---------      ---------
                Subtotal sources                             1.5           10.7

    USES OF CASH
        Operations                                      $    2.4       $   10.1
        Software development programs                        3.2            8.0
        Purchase of treasury stock                             -            4.1
        Acquisition related payments                         2.6            3.7
        Capital expenditures                                 1.7            1.7
                                                       ---------      ---------
                Subtotal uses                                9.9           27.6
                                                       ---------      ---------
    NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS     $    8.4       $   16.9
                                                       =========      =========


During fiscal years 1999 and 2000, the Company used approximately $27 million for operations, software development and capital expenditures. The rate of cash usage was greater than expected for transitioning the Company's business from its historic customer and revenue base and is unsustainable and the Company may also incur operating losses and further usage of cash resources during fiscal 2001.

As a result of the Company's reduced liquidity, it has generally been unable to pay invoices received from vendors according to the agreed upon terms. As of June 30, 2000, approximately one-third of the $3.6 million in accounts payable were more than 90 days past due. The Company's vendors have been cooperative with Micrografx in an effort to establish payment plans that will allow Micrografx to continue to operate in the short-term and pay off the outstanding balances as cash flow improves, but there are no assurances such vendors will remain cooperative.

As a result of the cash and liquidity situation, management has developed plans for reducing the rate of cash usage and completing the Company's transition to an enterprise software business model. Those plans include the following steps and expectations:

1) Implementation of further cost reductions. Cash operating costs (operating costs before consideration of capitalized software development and amortization) have declined from a high of $14.0 million at the end of the second quarter of fiscal 1999, to an expected level between $6.5 and $7.5 million at the end of the first quarter of fiscal 2001. Further cost reductions are expected in the second quarter of fiscal 2001.

          Cost reductions in fiscal years 1999 and 2000 resulted principally from substantial changes in marketing and distribution activities, and to a lesser extent in product development activities. Cost reductions in fiscal 2001 will include (i) lower personnel costs, in all areas of the business, (ii) lower sales and marketing costs, and (iii) lower infrastructure costs (facility and related costs).

              Management has already implemented plans to lower personnel costs. As previously discussed, on June 30, 2000, the Company eliminated approximately 74 positions in the United States, most of which were centralized development or administrative functions. The elimination of these positions is expected to result in approximate cost savings exceeding $3.3 million per year. The Company decided to create semi-autonomous business units and to focus its critical resources in those business units. As a result, the Company's focus in certain cases shifted to the Portland, Oregon and Annapolis, Maryland offices where the current revenue-generating business units (EPM and Technical Graphics, respectively) reside. The personnel remaining in Allen, Texas were primarily executive, administrative, and support personnel, as well as the employees of the Image2Web subsidiary.

              Since the majority of the positions eliminated were in the Allen, Texas office, management also determined that it either needed to sublease a significant portion of its office or move to another office with an appropriate amount of space. On September 1, 2000, the Company moved into the Dallas, Texas office. This move is expected to save the Company more than $1.0 million per year in rent and related operating expenses.

              Finally, management has identified other areas to pursue cost savings during the first half of fiscal 2001. Variable marketing costs including the costs for retail channel distribution support, general advertising, public relations and other marketing activities have been reduced or eliminated and replaced with specific campaigns focused on areas where Micrografx can add value to the customer or solve a customer's problem. Additional savings are expected to result from more efficient use of infrastructure as well as a reduction in general overhead resulting from a significantly reduced number of employees.

2) Expectation for increasing revenue in target markets. Operational revenues from the Company's principal target markets - enterprise process management and technical graphics, did not grow sufficiently in fiscal 2000 to support operations. In the opinion of management, the slower than expected revenue growth occurred principally for the following reasons: (i) a longer than expected selling cycle for enterprise sales, (ii) a longer than anticipated conversion of the Company's sales force from its established retail distribution model expertise to an enterprise selling strategy, (iii) later than expected delivery of new product releases, particularly in Europe where product releases occurred too close to seasonally low corporate spending periods, and (iv) year 2000 slowdowns and deferrals for software spending by many corporations.

              Starting with the second quarter of fiscal 2001, management expects revenue to increase sequentially each quarter. The Company's target markets are large corporations and government entities, and the number of target customers expressing interest in process improvement (particulary Six Sigma), and visual commerce solutions continue to increase significantly. Management attributes this trend to its sales strategy and methods and to a significantly improved level of education and knowledge in the current sales force. However there can be no assurances such expectations will materialize.

              The average transaction size has been increasing and the number of transactions exceeding $100,000, $250,000 and $500,000 is also
              increasing.   The  total  pipeline  of  sales   opportunities  has
              increased and the number of large transactions in prospect has also increased. Management also believes that its European operations will improve from seasonal summer lows.

              In addition to its strategic drive in process management, technical graphics, and visual commerce, management believes the Company has opportunities for tactical revenue transactions in its heritage products, and from the potential licensing of non-strategic technologies.

3) Reduced capital spending. The Company plans to continue to restrict capital spending principally to requirements for replacement. Fiscal 2000 capital expenditures, principally related to the Company moving its corporate headquarters to Allen, Texas, were uncharacteristically high. As a result of the move to Allen, the Company replaced old and obsolete office furniture and fixtures and was required to replace and upgrade a significant amount of network and telephony equipment. No significant capital expenditures were necessary for the Company's September 2000 move from the Allen, Texas facility to the Dallas, Texas office.

Management spent a considerable amount of time in fiscal 2000 pursuing various financing alternatives. On March 31, 2000, the Company received a receivable financing line of credit whereby the Company can receive advances on a significant portion of its domestic receivables. The Company is able to receive advances for up to $3 million in value of invoices. As of June 30, 2000, the Company had borrowed approximately $767,000 under this facility, and the Company expects to keep a similar amount borrowed at any given time. On September 5, 2000, the Company issued approximately $1.7 million in Series A Preferred Stock to certain institutional investors and other unaffiliated parties. This preferred stock is convertible into Micrografx common stock, or, at the holders option, up to one-half of the preferred stock may be converted into Image2Web common stock.

Management continues to examine various additional financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures may include the sale of additional equity securities in one or more private transactions, the incurrence of additional debt, or the sale or spin-off of certain assets to third parties or a combination thereof. Management believes it will be successful in obtaining the necessary revenue levels and/or additional necessary funding to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

CASH FLOWS DURING FISCAL 2000
During 2000, cash and cash equivalents plus short-term investments decreased by approximately $6.0 million to approximately $2.8 million. A decline in net cash flows from operations resulted in an approximate $2.6 million deficit. The Company paid $2.5 million relating to the acquisition of InterCAP. Approximately $3.2 million in cash was used in the development of technology and was capitalized as software development cost. Property and equipment expenditures amounted to $1.7 million.

CAPITAL RESOURCES
As of June 30, 2000, the Company had no significant commitments for capital expenditures.

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

LITIGATION
Micrografx filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. (THINK), and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with 90 days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Dallas action. THINK was successful with its motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. A trial date has not yet been set, but there was a conference on September 28, 2000 between attorneys for both sides and the judge. The Company expects that as a result of the conference, a trial date will be set as well as time limits for motions and discovery. Management continues to believe the likely trial date will be in 2001.

By letter dated June 23, 2000 American Greetings notified the Company of a patent infringement lawsuit filed by Hallmark against American Greetings on June 6, 2000 asserting that American Greetings infringes two of Hallmark's patents. A copy of the complaint accompanied the notice. American Greetings indicated that this notice was given pursuant to the Master Agreement between Micrografx and American Greetings, which provision contains an agreement by Micrografx to indemnify American Greetings in certain circumstances, and thus suggests that American Greetings intends to seek indemnification from Micrografx with respect to the Hallmark claim. The Company is unable to express a view on the ultimate anticipated outcome.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1999, the FASB issued SFAS 137, "Accounting for Derivative
Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which amends FASB Statement No. 133 by delaying its effective date for one year, to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the impact of SFAS 137 and currently believes that the effect, if any, will not have a material effect on the Company's financial position or overall trends in results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the SEC's view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. As amended by SAB 101B, SAB 101 will become effective for the fourth quarter of fiscal 2001. The Company has assessed the impact of SAB 101 and currently believes that the effect, if any, will not have a material effect on the Company's financial position or overall trends in results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Trends and Risk Factors" set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 for a complete discussion of market risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MICROGRAFX, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                              JUNE 30,      JUNE 30,
                                                                                2000          1999
                                                                             -----------   -----------

                                     ASSETS

Current assets:
      Cash and cash equivalents                                              $    2,843    $    8,819
      Short-term investments                                                          -         2,401
      Accounts receivable, less allowances of $2,788 and $2,825                   3,926         6,480
      Inventories                                                                   458           570
      Other current assets                                                        1,019         1,478
                                                                             -----------   -----------
          Total current assets                                                    8,246        19,748

Property and equipment, net                                                       1,570         2,143
Capitalized software development costs, net                                       5,530         5,994
Acquired product rights, net                                                      1,612         3,601
Goodwill, net                                                                     1,749         9,907
Other assets                                                                        772           990
                                                                             -----------   -----------
          Total assets                                                       $   19,479    $   42,383
                                                                             ===========   ===========

See accompanying notes.


                                MICROGRAFX, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

                                                                              JUNE 30,       JUNE 30,
                                                                                2000           1999
                                                                             -----------   -----------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $    3,606    $    3,833
      Accrued compensation and benefits                                           1,597         2,189
      Other accrued expenses                                                      3,503         2,567
      Deferred revenue                                                            1,584         1,651
      Notes payable                                                                 138         3,500
      Receivable facility                                                           767             -
      Income taxes payable                                                          271           403
                                                                             -----------   -----------
          Total current liabilities                                              11,466        14,143

Long-term debt                                                                    5,797         5,797
Other non-current liabilities                                                       437            11

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000 shares authorized;
       no shares issued                                                               -             -
      Common stock, $.01 par value, 20,000 shares authorized;
       12,263 and 12,131 shares issued                                              123           122
      Additional capital                                                         38,029        37,616
      Accumulated deficit                                                       (28,915)       (6,746)
      Accumulated other comprehensive loss                                       (1,659)       (1,610)
      Less - treasury stock (766 and 909 shares), at cost                        (5,799)       (6,950)
                                                                             -----------   -----------
       Total shareholders' equity                                                 1,779        22,432
                                                                             -----------   -----------
       Total liabilities and shareholders' equity                            $   19,479    $   42,383
                                                                             ===========   ===========

See accompanying notes.


                                MICROGRAFX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                         YEARS ENDED JUNE 30,
                                                                  2000           1999            1998
                                                              -------------   ------------    ------------

Net revenues                                                  $   36,273      $   56,962      $   71,792
Cost of revenues                                                   8,074          10,210          21,466
                                                              -------------   ------------    ------------
     Gross profit                                                 28,199          46,752          50,326

Operating expenses:
   Sales and marketing                                            24,592          33,361          34,048
   General and administrative                                      7,310           6,637           7,426
   Research and development                                        7,445           8,245           8,479
   Write down of long-lived assets                                 8,206               -               -
   Restructuring charges                                           1,662               -               -
   In-process research and development charge                          -           1,928               -
                                                              -------------   ------------    ------------
        Total operating expenses                                  49,215          50,171          49,953
                                                              -------------   ------------    ------------
(Loss) income from operations                                    (21,016)         (3,419)            373

Interest income                                                      (65)         (1,004)           (621)
Interest expense                                                     621             260               5
Other expense                                                        143              85              55
                                                              -------------   ------------    ------------
     Total non operating expense (income)                            699            (659)           (561)
                                                              -------------   ------------    ------------
(Loss) income before income taxes                                (21,715)         (2,760)            934

Income tax provision                                                 454           3,092             327
                                                              -------------   ------------    ------------
Net (loss) income                                             $  (22,169)     $   (5,852)     $      607
                                                              =============   ============    ============

(Loss) earnings per share:
   Basic                                                      $    (1.95)     $    (0.53)     $      .06
                                                              =============   ============    ============
   Diluted                                                    $    (1.95)     $    (0.53)     $      .05
                                                              =============   ============    ============


See accompanying notes.


                                MICROGRAFX, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (in thousands)


                                                                     2000                   1999                   1998
                                                                     ----                   ----                   ----
                                                              SHARES      AMOUNT    SHARES       AMOUNT     SHARES     AMOUNT

COMMON STOCK

   Beginning balance                                            12,131    $    122     11,474    $    115     10,940    $    109
   Issuance under stock purchase plan                              112           1        145           2        167           2
   Issuance under stock option plan                                 20           -        509           5        347           4
   Restricted stock activity                                         -           -          3           -         20           -
                                                              --------    --------  ---------  ----------  ---------  ----------
   Ending balance                                               12,263         123     12,131         122     11,474         115

ADDITIONAL CAPITAL

   Beginning balance                                                 -      37,616          -      33,770          -      29,452
   Issuance under stock purchase plan                                -         446          -         792          -         779
   Issuance under stock option plan                                  -         106          -       3,082          -       2,227
   Stock option income tax benefit                                   -           -          -           -          -         828
   Treasury stock issued related to purchase of AdvanEdge            -        (307)         -           -          -         296
   Restricted stock activity                                         -           6          -          59          -         188
   Options issued for services                                       -         162          -         (87)         -           -
                                                              --------    --------  ---------  ----------- ---------  ----------
   Ending balance                                                    -      38,029          -      37,616          -      33,770

ACCUMULATED DEFICIT

   Beginning balance                                                 -      (6,746)         -        (894)         -      (1,501)
   Net (loss) income                                                 -     (22,169)         -      (5,852)         -         607
                                                              --------    --------- ---------  ----------  ---------  ----------
   Ending balance                                                    -     (28,915)         -      (6,746)         -        (894)

ACCUMULATED OTHER COMPREHENSIVE LOSS

   Beginning balance                                                 -      (1,610)         -      (1,537)         -      (1,344)
   Translation of foreign currency financial statements              -         (49)         -         (73)         -        (193)
                                                              --------    --------- ---------  ----------- ---------  -----------
   Ending balance                                                    -      (1,659)         -      (1,610)         -      (1,537)

TREASURY STOCK

   Beginning balance                                                 -      (6,950)         -      (2,884)         -      (3,188)
   Purchases                                                         -           -          -      (4,066)         -           -
   Issued related to purchase of AdvanEdge                           -       1,207          -           -          -         304
   Restricted stock activity                                         -         (56)         -           -          -           -
                                                              --------    --------- ---------  ----------  ---------  ----------
   Ending balance                                                    -      (5,799)         -      (6,950)         -      (2,884)

TOTAL

   Beginning balance                                            12,131      22,432     11,474      28,570     10,940      23,528
   Issuance under stock purchase plan                              112         446        145         794        167         781
   Issuance under stock option plan                                 20         106        509       3,087        347       2,231
   Stock option income tax benefit                                   -           -          -           -          -         828
   Treasury stock purchased                                          -           -          -      (4,066)         -           -
   Treasury stock issued related to purchase of AdvanEdge            -         900          -           -          -         600
   Restricted stock activity                                         -         (49)         3         (28)        20         188
   Options issued for services                                       -         162          -           -          -           -
   Translation of foreign currency financial statements              -         (49)         -         (73)         -        (193)
   Net (loss) income                                                 -     (22,169)         -      (5,852)         -         607
                                                              --------   ---------  ---------  ----------  ---------  ----------
   Ending balance                                               12,263    $  1,779     12,131    $ 22,432     11,474    $ 28,570
                                                              ========    ========  =========  ==========  =========  ==========

See accompanying notes.



                                                MICROGRAFX, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)


                                                                                 YEARS ENDED JUNE 30,
                                                                         2000            1999            1998
                                                                      ------------    ------------    ------------

Cash flows from operating activities:
Net (loss) income                                                       $ (22,169)    $    (5,852)       $    607
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Asset impairment charge                                               8,206               -               -
      Restructuring charge                                                  1,662               -               -
      Depreciation and amortization                                         7,152           7,121          10,144
      Restricted stock amortization                                             -             (28)            188
      In-process research and development charge                                -           1,928               -
      Deferred income taxes and other                                         124           2,383          (1,410)
      Changes in operating assets and liabilities,
          net of effects of purchase of InterCAP:
           Deferred revenue                                                   (67)        (11,297)         10,728
           Accounts receivable                                              2,553           6,989          (3,102)
           Inventories                                                        113             410             307
           Other current assets                                               417             (28)           (338)
           Payables and accruals                                             (411)         (4,762)            939
           Income taxes payable                                              (133)             64             299
                                                                      ------------    ------------    ------------
                Total adjustments                                          19,616           2,780          17,755
                                                                      ------------    ------------    ------------
                Net cash (used in) provided by operating activities        (2,553)         (3,072)         18,362
                                                                      ------------    ------------    ------------
Cash flows from investing activities:

      Proceeds from maturities of short-term investments                    3,440           6,283           6,160
      Purchases of short-term investments                                  (1,039)         (7,100)         (4,129)
      Payment for purchase of acquisitions, net of cash acquired                -          (3,720)           (375)
      Capitalization of software development costs and
           purchases of acquired product rights                            (3,214)         (7,998)         (6,617)
      Payments for purchases of property and equipment                     (1,406)         (1,674)         (1,215)
                                                                      ------------    ------------    ------------
                Net cash used in investing activities                      (2,219)        (14,209)         (6,176)
                                                                      ------------    ------------    ------------
Cash flows from financing activities:

      Proceeds from employee stock programs                                   678           3,881           3,012
      Treasury stock acquired                                                   -          (4,066)              -
      Payments of notes payable                                            (2,600)           (125)           (500)
      Proceeds from receivable facility                                       767               -               -
      Tax benefits realized from stock transactions                             -               -             828
                                                                      ------------    ------------    ------------
                Net cash (used in) provided by financing activities        (1,155)           (310)          3,340
                                                                      ------------    ------------    ------------

Effect of exchange rates on cash and cash equivalents                         (49)            (73)           (193)

Net (decrease) increase in cash and cash equivalents                       (5,976)        (17,664)         15,333
Cash and cash equivalents, beginning of year                                8,819          26,483          11,150
                                                                      ------------    ------------    ------------
Cash and cash equivalents, end of year                                  $   2,843     $     8,819        $ 26,483
                                                                      ============    ============    ============


                                   Supplemental Cash Flow Information

      Cash paid for --
           Interest                                                     $     621     $       133        $      -
           Income taxes                                                 $     760     $       388        $    383


See accompanying notes.

                                MICROGRAFX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx develops and markets graphics software for business use in three target categories: enterprise process management, technical graphics, and visual commerce.

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

LIQUIDITY AND CAPITAL RESOURCES
In fiscal 1997 the Company began transitioning its revenue base and business strategy away from consumer related software products in favor of software and solutions for corporations and other large enterprises. In line with that strategy, from the period beginning in June 1998 and ending in August 1998 the Company licensed its consumer technologies in a series of agreements to Cendant and TLC for $21.0 million. As a result of these transactions and from prior operations, the Company had cash and short-term investments totaling approximately $28.1 million at June 30, 1998.

The intended use of the capital provided by the licensing transactions was to fund the Company's growth into its enterprise model and strategy. As a result, during fiscal years 1999 and 2000 the Company's cash and short-term investments declined approximately $25.3 million to $2.8 million at June 30, 2000. The principal components of this change were as follows:

                                                                       2000           1999
                                                                   -----------    ------------
    SOURCES OF CASH
      Collections on technology licensing                            $     -        $    6.8
      Proceeds from employee stock programs                               0.7            3.9
      Proceeds from receivable facility                                   0.8              -
                                                                    ---------      ---------
                Subtotal sources                                          1.5           10.7

    USES OF CASH
        Operations                                                   $    2.4       $   10.1
        Software development programs                                     3.2            8.0
        Purchase of treasury stock                                         -             4.1
        Acquisition related payments                                      2.6            3.7
        Capital expenditures                                              1.7            1.7
                                                                    ---------      ---------
                Subtotal uses                                             9.9           27.6
                                                                    ---------      ---------
    NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                  $    8.4       $   16.9
                                                                    =========      =========


During fiscal years 1999 and 2000, the Company used approximately $27 million for operations, software development and capital expenditures. The rate of cash usage was greater than expected for transitioning the Company's business from its historic customer and revenue base and is unsustainable and the Company may also incur operating losses and further usage of cash resources during fiscal 2001.

As a result of the Company's reduced liquidity, it has generally been unable to pay invoices received from vendors according to the agreed upon terms. As of June 30, 2000, approximately one-third of the $3.6 million in accounts payable were more than 90 days past due. The Company's vendors have been cooperative with Micrografx in an effort to establish payment plans that will allow Micrografx to continue to operate in the short-term and pay off the outstanding balances as cash flow improves, but there are no assurances such vendors will remain uncooperative.

As a result of the cash and liquidity situation, management has developed plans for reducing the rate of cash usage and completing the Company's transition to an enterprise software business model. Those plans include the following steps and expectations:

1) Implementation of further cost reductions. Cash operating costs (operating costs before consideration of capitalized software development and amortization) have declined from a high of $14.0 million at the end of the second quarter of fiscal 1999, to an expected level between $6.5 and $7.5 million at the end of the first quarter of fiscal 2001. Further cost reductions are expected in the second quarter of fiscal 2001.

              Cost reductions in fiscal years 1999 and 2000 resulted principally from substantial changes in marketing and distribution activities, and to a lesser extent in product development activities. Cost reductions in fiscal 2001 will include (i) lower personnel costs, in all areas of the business, (ii) lower sales and marketing costs, and (iii) lower infrastructure costs (facility and related costs).

              Management has already implemented plans to lower personnel costs. On June 30, 2000, the Company eliminated approximately 74 positions in the United States, most of which were centralized development or administrative functions. The elimination of these positions is expected to result in approximate cost savings exceeding $3.3 million per year. The Company decided to create semi-autonomous business units and to focus its critical resources in those business units. As a result, the Company's focus in certain cases shifted to the Portland, Oregon and Annapolis, Maryland offices where the current revenue-generating business units (EPM and Technical Graphics, respectively) reside. The personnel remaining in Allen, Texas were primarily executive, administrative, and support personnel, as well as the employees of the Image2Web subsidiary.

              Since the majority of the positions eliminated were in the Allen, Texas office, management also determined that it either needed to sublease a significant portion of its office or move to another office with an appropriate amount of space. On September 1, 2000, the Company moved into the Dallas, Texas office. This move is expected to save the Company more than $1.0 million per year in rent and related operating expenses.

              Finally, management has identified other areas to pursue cost savings during the first half of fiscal 2001. Variable marketing costs including the costs for retail channel distribution support, general advertising, public relations and other marketing activities have been reduced or eliminated and replaced with specific campaigns focused on areas where Micrografx can add value to the customer or solve a customer's problem. Additional savings are expected to result from more efficient use of infrastructure as well as a reduction in general overhead resulting from a significantly reduced number of employees.

2) Expectation for increasing revenue in target markets. Operational revenues from the Company's principal target markets - enterprise process management and technical graphics, did not grow sufficiently in fiscal 2000 to support operations. In the opinion of management, the slower than expected revenue growth occurred principally for the following reasons: (i) a longer than expected selling cycle for enterprise sales, (ii) a longer than anticipated conversion of the Company's sales force from its established retail distribution model expertise to an enterprise selling strategy, (iii) later than expected delivery of new product releases, particularly in Europe where product releases occurred too close to seasonally low corporate spending periods, and (iv) year 2000 slowdowns and deferrals for software spending by many corporations.

              Starting with the second quarter of fiscal 2001, management expects revenue to increase sequentially each quarter. The Company's target markets are large corporations and government entities, and the number of target customers expressing interest in process improvement (particularly Six Sigma), and visual commerce solutions continue to increase significantly. Management attributes this trend to its sales strategy and methods and to a significantly improved level of education and knowledge in the current sales force. However there can be no assurances such expectations will materialize.

              The average transaction size has been increasing and the number of transactions exceeding $100,000, $250,000 and $500,000 is also increasing. The total pipeline of sales opportunities has and the number of large transactions in prospect has also increased. Management also believes that its European operations will improve from seasonal summer lows.

              In addition to its strategic drive in process management, technical graphics, and visual commerce, management believes the Company has opportunities for tactical revenue transactions in its heritage products, and from the potential licensing of non-strategic technologies.

3) Reduced capital spending. The Company plans to continue to restrict capital spending principally to requirements for replacement. Fiscal 2000 capital expenditures, principally related to the Company moving its corporate headquarters to Allen, Texas, were uncharacteristically high. As a result of the move to Allen, the Company replaced old and obsolete office furniture and fixtures and was required to replace and upgrade a significant amount of network and telephony equipment. No significant capital expenditures were necessary for the Company's September 2000 move from the Allen, Texas facility to the Dallas, Texas office.

Management spent a considerable amount of time in fiscal 2000 pursuing various financing alternatives. On March 31, 2000, the Company received a receivable financing line of credit whereby the Company can receive advances on a significant portion of its domestic receivables. The Company is able to receive advances for up to $3 million in value of invoices. As of June 30, 2000, the Company had borrowed approximately $767,000 under this facility, and the Company expects to keep a similar amount borrowed at any given time. On September 5, 2000, the Company issued approximately $1.7 million in Series A Preferred Stock to certain institutional investors and other unaffiliated parties. This preferred stock is convertible into Micrografx common stock, or, at the holders option, up to one-half of the preferred stock may be converted into Image2Web common stock.

Management continues to examine various additional financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures may include the sale of additional equity securities in a one or more private transactions, the incurrence of additional debt, the sale or spin-off of certain assets to third parties, or a combination thereof. Management believes it will besuccessful in obtaining the necessary revenue levels and/or additional necessary funding to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

INVENTORIES
Inventories are stated at the lower of cost or market using a weighted-average method. Finished goods inventories include costs of material, labor and overhead. Major classes of inventory include the following (in thousands):

                                                  JUNE 30,
                                            2000            1999
                                        -------------    ------------

         Raw materials                  $   362          $   404
         Finished goods                      96              166
                                        -------------    ------------
                                        $   458          $   570
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

         Computers and equipment            2-5 Years
         Software                           2-5 Years
         Furniture and fixtures             5-7 Years
         Leasehold improvements             Shorter of Lease Term or Asset Life

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS
In accordance with Statement of Financial Accounting Standards ("SFAS") No.
86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved and also capitalizes costs of acquiring certain product rights in connection with the development of its computer software products. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs and acquired product rights are amortized on a straight-line basis. With the change in strategy to a corporate software provider, the Company now estimates the economic life of the corporate software to be approximately 48 months. The longer economic life was implemented with the release of iGRAFX Professional(TM), iGRAFX Process(TM), and iGRAFX Designer(TM). No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues. The Company begins amortization when the products are available for general release to customers. All other research and development expenditures are charged to research and development expense in the period incurred.

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

In fiscal year 2000, the net foreign currency exchange loss was approximately $117,000 versus exchange gains of $19,000 and $52,000 in fiscal years 1999 and 1998, respectively.

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

Gains and losses associated with these forward contracts are recognized in other (income) expense. During fiscal 2000, the Company recognized approximately $11,000 in gains associated with forward contracts. During fiscal 1999, the Company recognized approximately $58,000 in losses associated with forward contracts. During fiscal 1998, the Company recognized approximately $77,000 in gains associated with forward contracts. At June 30, 2000, the Company had no forward contracts outstanding.

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

The Company periodically offers rebates to distributors, the amounts of which are primarily based on sales volume and are accrued as reductions in revenue and in a contra-receivable account. The Company provided for rebates of $940,000, $1,180,000, and $3,196,000, in fiscal 2000, 1999, and 1998, respectively. The Company also offers distributors and resellers co-op funds, generally 2-10 percent of amounts invoiced, that are used to promote the Company's products. These funds are generally paid as a credit against outstanding invoices and are included in sales and marketing expense during the period in which the related revenue is recognized. The Company provided for co-op funds of $155,000, $1,251,000, and $3,387,000, in fiscal 2000, 1999, and
1998, respectively.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising expense was $1,624,000, $4,929,000, and $4,334,000, in fiscal 2000, 1999, and 1998, respectively.

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

                                                                 YEARS ENDED JUNE 30,
                                                         2000            1999           1998
                                                       ----------     -----------    -----------

   Numerator:
    Net (loss) income                                  $ (22,169)      $  (5,852)     $     607

   Denominator:
     Denominator for basic earnings per
          share - weighted average shares                 11,390          11,119         10,613
     Effect of dilutive employee stock options                 -               -            442
                                                       ----------     -----------    -----------
     Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions                  11,390          11,119         11,055
                                                       ==========     ===========    ===========

   Basic income (loss) per share                       $   (1.95)     $    (0.53)     $    0.06
                                                       ==========     ===========    ===========
   Diluted income (loss) per share                     $   (1.95)     $    (0.53)     $    0.05
                                                       ==========     ===========    ===========


Options to purchase 3,042,262 and 2,746,898 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for fiscal years ended 2000 and 1999, respectively. These options included all options outstanding as of June 30, 2000 and June 30, 1999, as well as 579,700 shares related to the subordinated convertible debentures issued in connection with InterCAP acquisition. Options to purchase 747,334 shares of Common Stock were excluded from the diluted income per share calculation because they were anti-dilutive for the year ended June 30, 1998.

RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform with current year presentation.

2.       RESTRUCTURING AND IMPAIRMENT CHARGE

In the fourth quarter of fiscal 2000, the Company recorded charges for restructuring and asset writedowns of $9.9 million. The restructuring initiatives involve the Company's elimination of approximately 74 employee positions, the relocation of the Allen, Texas workforce from their existing corporate headquarters to a smaller facility, the decision to abandon the development and marketing of certain products and the writedown of certain long-lived assets, including goodwill. Details of the restructuring charge and write down of long-lived assets are as follows (in thousands):


Benefits costs:
    Benefits costs for terminated employees                                                        $      67
Relocation costs:
    Abandonment of leasehold improvements                                                                615
    Liability for the early lease termination and subsequent asset disposal                              300
    Write-down of building specific assets to disposal value                                             395
    Other move related costs                                                                             285
                                                                                              --------------
    Total relocation costs                                                                             1,595
             Total restructuring charge                                                            $   1,662

Impaired asset charges:
    Impairment of InterCAP acquisition-related long-term assets and intangibles                    $   7,119
    Impairment of capitalized software development costs and acquired product rights                   1,087
                                                                                              --------------
             Total write down of long-lived assets                                                 $   8,206
                                                                                              --------------
             Total restructuring and impairment charge                                             $   9,868
                                                                                              ==============


BACKGROUND

The following table shows, in thousands, the results for the periods leading up to the restructuring:

                               FY'99             Q1'00            Q2'00             Q3'00

     Net Loss                $   (5,852)        $  (4,609)       $  (2,675)        $  (1,969)
     Net Cash Usage             (17,664)           (5,529)          (2,532)              934
     Ending Cash Balance         11,220             5,691            3,159             4,093


During June of fiscal year 2000, management concluded that it was necessary to significantly modify the operating structure of the Company in order for Micrografx to sustain viability and put itself in a position to return to profitability. Management and the Board of Directors determined that to reach profitability in an acceptable period of time, certain significant actions were necessary in the structure and size of the organization. Accordingly, at the June Board of Directors meeting, the decision to operationally divide the Company into three major business units, to decentralize operations, and to reduce the size and scope of the organization was made pursuant to a plan submitted by the management of the Company.

On June 30, 2000, the restructuring plan was implemented and 74 employee positions were eliminated, the affected employees were notified of their termination, and their termination benefits were communicated to them. On July 3, 2000 an announcement of the actions taken and their potential effects on the Company was distributed to the public by press release and subsequently filed in a Form 8-K with the SEC. As of June 30, 2000, the expected date of completion of the restructuring plan was on or around August 31, 2000 and all actions were substantially completed as of September 1, 2000 when the Company moved into their new corporate headquarters in Dallas, Texas.

BENEFITS COST FOR TERMINATED EMPLOYEES
The Company eliminated 74 positions and terminated approximately that number of employees on June 30, 2000. The Company has provided these employees two months of health benefits, which began on June 30, 2000 and ended August 31, 2000. The Company accrued approximately $67,000 for these termination benefits based on the current cost of providing these benefits.

RELOCATE THE ALLEN WORKFORCE
Micrografx began the planning and preparation for the move into a new facility approximately two years ago. At the time the planning began, Micrografx had more than 300 employees and expected to grow. At that time, the Company was renting a 60,000 square foot office space in Richardson, Texas. The facility that the Company designed to move into was approximately 90,000 square feet.

As a result of the licensing of the personal creativity business and the slower-than-expected ramp of enterprise-related sales, management subsequently determined that certain actions were necessary to reduce the ongoing operating expenses. In June 1999, the Company terminated approximately 38 positions and in September 1999, the Company terminated approximately 10 more positions. Also in the fourth quarter of fiscal 1999, the Company began curtailing its marketing efforts in order to lower operating costs.

During the third quarter of fiscal 2000, management decided to begin acting on the excess capacity in the Allen, Texas facility (150 employees occupied a space designed for more than 300). Management discussed various alternatives such as concentrating the remaining employees in certain parts of the building and subleasing the remaining parts. In the fourth quarter of fiscal 2000, management had specific discussions with local Dallas firms related to subleasing part of the facility. Due to the open design of the building and the common areas, the Company could not come to terms with any potential sublessees.

While formulating the restructuring plan in June 2000, management decided that it was not feasible to continue leasing the Allen, Texas facility. In June, management met with the Company's real estate broker to discuss their options related to finding and moving into a smaller facility and the approach the Company should take in its discussions and negotiations with the landlord. In July, management met with the landlord to discuss the Company's situation and restructuring plan and the Company signed a letter of intent to surrender the property under the current lease of 90,000 square feet and execute a new lease for approximately 14,000 square feet with the same lessor. In conjunction with the lease agreement, the Company issued to lessor warrants to purchase 100,000 shares of the Company's Common Stock at the market price of $1.03. These warrants have a 7-year life. On September 1, 2000, the Company moved into the Dallas, Texas facility.

Due to the move, there are costs associated with certain fixed assets to be disposed of, and costs related to the relocation of corporate facilities. These costs are not incurred to generate revenues after the commitment date and are incremental costs that will be incurred as a direct result of the restructuring plan. These costs were absent from the Company's operational costs prior to the commitment date. Accordingly, the Company accrued approximately $1.6 million for these relocation costs.

WRITE DOWN OF LONG-LIVED ASSETS
In addition, other factors discussed below have resulted in an impairment of certain long-lived assets as of June 30, 2000. The impaired assets and the amount of the estimated impairment is specified below (in thousands):

  InterCAP acquisition related long-term assets and intangibles         $7,119
  Capitalized software development costs and acquired product rights    $1,087

In April 1999, Micrografx completed the acquisition of InterCAP Graphics Systems, Inc. The Company engaged KPMG Peat Marwick to assist it in determining the allocation of purchase price among the tangible and intangible assets of the acquired Company. The final allocation was as follows (in thousands).

     Net Assets                          $    (344)
     Workforce                                 418
     Customer List                             240
     Non-compete Agreement                     281
     Current Technologies                      898
     In-process R&D Expense                  1,928
     Deferred Tax Liability                   (616)
     Goodwill                                9,559
                                    ------------------
     Total                               $  12,364
                                    ==================

During the fourth fiscal quarter, management identified certain conditions including the lack of available growth capital and increased competition in the graphics software market as indicators of asset impairment. Accordingly, management has prepared its evaluation of those assets and has concluded that in some cases there has in fact been an impairment of value. Based on an evaluation of these indicators, the Company determined the assets with a carrying value of $9.8 million were impaired and wrote them down by $7.1 million to their fair value. Fair value was based on estimated future cash flows to be generated by the InterCAP operations discounted at a market rate of interest. A description of the events resulting in the impairment follows.

Lack of Available Capital
At the time of the InterCAP acquisition, Micrografx had total cash and liquid investments of approximately $20 million and expected to invest approximately $13.3 million on the InterCAP operations during fiscal 2000. The Company expected that with the addition of the InterCAP operations, and through the growth of its other businesses, it could continue investing for the long term, pursuant to a plan it had initiated as early as 1996. However, due to the cash flow difficulties described below and in the "Liquidity and Capital Resources" section below, the Company was only able to spend approximately $4.1 million on the InterCAP operations during fiscal 2000.

The Company engaged an investment-banking firm in November 1999 and began preparing a private placement offering memorandum for Image2Web, and had general discussions regarding additional funding for Micrografx. However, two factors complicated and delayed the release of the memorandum and related funding. The first delay resulted from a basic change in the business model for Image2Web (from a licensed base software Company to an ASP consulting and services model), the second resulted from the stock market correction in mid April 2000. Since the correction primarily related to re-valuation of Internet and other technology companies, Image2Web's financing prospects were negatively impacted.

The ultimate completion of this financing was significant to Micrografx for three reasons: (i) it would remove the continuing investment obligation in Image2Web from the Company, (ii) Micrografx believed that a part of its historical investment in either pre-existing software, or its prior investment in the operation of Image2Web would be returned to the Company as either a license agreement or repayment of charges (between $1,500,000 and $5,000,000), and (iii) provide needed growth capital for its InterCAP products. To date, no funding for Image2Web has occurred and there can be no assurances it will ever occur. This lack of available growth capital was determined by the Company to be one of its indicators of impairment.

Additionally, the Intelligent Graphics Server ("iGS"), which is a significant product component for the Company's technical graphics strategy was originally scheduled for delivery in January 2000. However, due to delays partially caused by the less-than-expected investment, the product has recently completed development although prior market size expectations have been reduced.

Increased Competition and Lower Customer Demand
Management believed at the time of the acquisition there were a limited number of companies with competitive ability in the technical graphics arena. The Company believed the market to be a sizeable niche with small competitors such as Itedo in Germany and Auto-Trol in the United States. With the focus in the past year on e-marketplaces and tools to support them, the market has expanded, as have the number and ability of competitors. In May 2000, Macromedia announced a product called Generator 2, focused on delivering high-impact, data-driven content to web pages. In June 2000, Macromedia began shipping Generator 2 and announced its compatibility with tools from leading e-business providers such as Vignette, Silverstream Software, and Intershop. Macromedia last year reported revenues of $264 million and currently has a market capitalization of over $4 billion, thus they have significantly more resources and momentum than Micrografx in this market. Additionally, a company named Enigma has surfaced in the past year. Enigma is a private company focused on the aerospace vertical section of this same market and they were successful in raising $20 million in a private equity offering earlier this year. As such, they also have a greater ability to invest and have more momentum at this time. Management believes that these products do not provide as much functionality as iGS, but that their feature sets significantly overlap with iGS. Because of this, Micrografx believes that the market share and revenues it will be able to gain will be significantly less than expectations set a year ago. When the Company purchased InterCAP in April 1999, revenue growth was expected at 225% from fiscal year 1999 to fiscal year 2000. The actual revenue growth from the prior year has been 2.5%. As a result of the aforementioned factors (lack of investment ability, delay in the release of iGS, and increasing competition) management has revised the growth and operating expectations of the Technical Graphics business unit and specifically, the products and technologies acquired through InterCAP.

IMPAIRMENT OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS

The Company's restructuring plan includes dividing itself into three major business units. These business units have clearly defined business plans that encompass several key products. The Company has decided to abandon the development and marketing of several other products that do not fit into the Company's new business unit structure. These products include iGRAFX Business(TM), Share, Image and Shared Technologies. The following grid shows the products actively developed and marketed as enterprise products during fiscal year 2000, and the business unit to which they relate as of June 30, 2000:

         PRODUCT                           BUSINESS UNIT

         OnSwitch                          Image2Web
         iGRAFX Development                Enterprise Process Management (EPM)
         iGRAFX Professional(TM)           EPM
         iGRAFX Process(TM)                EPM
         FlowCharter(R)                    EPM
         Optima(R)                         EPM
         iGRAFX IDEF0                      EPM
         ActiveCGM(TM)                     Technical Graphics (TG)
         iGRAFX Designer(TM)               TG
         Graphics Suite(R)                 Discontinued
         iGRAFX Image                      Discontinued
         iGRAFX Business(TM)               Discontinued
         iGRAFX Share                      Discontinued
         Picture Publisher(R)              Discontinued
         Simply3D(R)                       Discontinued
         Webtricity(TM)                    Discontinued
         Shared Technologies*              Discontinued

* Shared technologies contained various tools, such as filters, originally planned for use in the iGRAFX Business(TM) and Share platforms. These tools were intended for general purpose desktop diagramming, a market which the Company is no longer actively pursuing.

The Company recorded a loss of approximately $1.1 million in the fourth quarter of fiscal 2000 for the abandonment of these products.

3.       ACQUISITIONS

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

The InterCAP acquisition has been accounted for in accordance with the purchase method of accounting. The aggregate purchase price has been allocated to the assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair values as follows (in thousands):


         Fair value of InterCAP historical net assets                                 $    (344)
         Purchased in-process research and development                                    1,928
         Identified intangible assets                                                     1,837
         Deferred income tax liability related to identified intangible assets             (616)
         Goodwill                                                                         9,559
                                                                                 --------------
         Aggregate purchase price                                                     $  12,364
                                                                                 ==============

In connection with the Company's acquisition of InterCAP, the Company recorded a charge of $1.9 million for purchased in-process research and development ("purchased R&D"), based upon the appraised value of the related developmental projects. The income approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

InterCAP's research and development relates to ActiveCGM software products. These software products allow customers in the aerospace, defense and manufacturing industries to publish technical graphics on the Internet. Micrografx's goal in this acquisition was to acquire technology that complemented its iGRAFX Designer(TM) technical graphics product. iGRAFX Designer(TM), in conjunction with the acquired technologies, allows Micrografx to create a solution for intelligent technical illustration and Web-based technical publishing. These complementary products provide a tiered illustration solution supported by the industry standards and leading-edge Web publishing solutions.

Significant assumptions used in determining the value of purchased R&D for InterCAP included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 2000. The discount rate selected for InterCAP's in-process technologies was 15 percent.

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

                 CATEGORY
                 --------
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
                                                                  ========

In fiscal 1999 and fiscal 2000, goodwill related to this acquisition was being amortized on a straight line basis over 10 years. Subsequent to the impairment charge and beginning in the first quarter of fiscal 2001, the amortization of goodwill for the InterCAP acquisition was adjusted to a 5 year life to conform with assumptions used to calculate the appropriate write-down charge. The change in estimate from a 10 year life to a 5 year life is expected to increase amortization expense by approximately $132,000 in fiscal year 2001. Other identified intangible assets are being amortized on a straight line basis over periods ranging from 3 to 7 years.

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

                                                                                 YEARS ENDED JUNE 30,
                                                                              1999                 1998
                                                                         ----------------     ----------------

         Revenue                                                            $   60,078          $   76,514
         (Loss) before other income (expense) and income taxes                  (2,665)               (200)
         Net (loss) income                                                      (5,229)                165
         Basic (loss) earnings per share                                    $    (0.47)          $     .02
         Diluted (loss) earnings per share                                  $    (0.47)          $     .01


On December 31, 1997, the Company acquired WebKnight, Inc. ("WebKnight") which was accounted for as a purchase. The total consideration paid was $500,000, with $250,000 paid in December 1997, $125,000 paid in June 1998, and
$125,000 paid in December 1998. The entire purchase price was allocated to acquired product rights and is being amortized over the life of products using the technologies acquired.

On June 30, 1997, the Company acquired the assets of AdvanEdge
Technologies, Inc. ("AdvanEdge") for approximately $3.7 million, which has been accounted for as a purchase. Goodwill related to this acquisition is being amortized on a straight-line basis over seven years. The Company allocated the total purchase price as follows (in thousands):

   Tangible and intangible assets                            $1,016
   Purchased in-process research and development              2,250
   Goodwill                                                     481
                                                           ----------
         Aggregate purchase price                            $3,747
                                                           ==========

In connection with the Company's acquisition of AdvanEdge, the Company recorded a charge of $2.3 million for purchased R&D, based upon the appraised value of the related developmental projects. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project.

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

In connection with the acquisition of AdvanEdge, the Company agreed to make future payments to the former shareholders of AdvanEdge as a part of the purchase price. The total consideration to be paid was $2.5 million and was fully paid at June 30, 2000.

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. All short-term investments have maturities within one year of the balance sheet date. Cash and cash equivalents and short-term investments consist of the following (in thousands):

                                                               JUNE 30,
                                                         2000            1999
                                                   -------------    ------------
         Cash and cash equivalents:
             Cash                                  $     2,463      $     2,332
             Money market funds                            380            5,987
             Municipal and tax free bond                     -              500
                                                   -------------    ------------
         Total cash and cash equivalents                 2,843            8,819
         Short-term investments:
             Municipal and tax free bond                     -            1,801
             Corporate bonds and notes                       -              500
             Asset backed securities                         -              100
                                                   -------------    ------------
         Total short-term investments                        -            2,401
                                                   -------------    ------------
         Total cash and short-term investments     $     2,843      $    11,220
                                                   =============    ============

The appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified its cash equivalents and short-term investments as available-for-sale. The available-for-sale securities are carried at cost that approximates fair value. Gross realized and unrealized gains and losses for these securities were not material at June 30, 2000, or 1999. The fair value of securities is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. Gross sales proceeds from available-for-sale securities were $34,256,000, $228,957,000, and $124,650,000, in fiscal 2000, 1999, and 1998, respectively. The cost of available-for-sale securities sold is based on the specific identification method.

5.       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                                  JUNE 30,
                                            2000            1999
                                        -------------    ------------

         Trade Receivables               $    6,714       $    9,305
         Allowances                          (2,788)          (2,825)
                                        -------------    ------------
         Accounts receivable, net        $    3,926       $    6,480
                                        =============    ============

Allowances consist of reserves for returns, reserves for bad debt and accruals for co-op and incentive programs.

At June 30, 2000 and 1999, approximately 53 percent and 55 percent, respectively, of trade receivables represented amounts due from 10 customers. At June 30, 2000, the Company had one customer with a receivable balance of 23 percent of trade receivables. At June 30, 1999, the Company had two customers with receivable balances of 26 percent and 12 percent of trade receivables, respectively. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, credit insurance policies, reasonably short collection terms and the geographical diversification of revenues.

The Company distributes its products domestically through independent, non-exclusive distributors, authorized resellers, and its corporate sales representatives located throughout the United States. The Company distributes its products internationally through independent, non-exclusive distributors located primarily in Western Europe and Japan. In fiscal 2000 and fiscal 1999, one customer's sales accounted for 15 and 12 percent of net revenues, respectively. In fiscal 1998, the Company had two customers whose sales each accounted for 19 percent of net revenues.

6.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                        JUNE 30,
                                                                   2000             1999
                                                               ------------    -------------

         Computers and equipment                               $   12,630        $ 13,006
         Furniture and fixtures                                       387             648
         Leasehold improvements                                       615             704
                                                               ------------    --------------
                                                                   13,632          14,358
         Less - accumulated depreciation and amortization         (12,062)        (12,215)
                                                               ------------    --------------
         Property and equipment, net                           $    1,570        $  2,143
                                                               ============    ==============


7.       CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND ACQUIRED PRODUCT RIGHTS

Capitalized software development costs and acquired product rights consist of the following (in thousands):

                                                                    JUNE 30,
                                                             2000             1999
                                                          ------------    -------------

         Capitalized software development costs            $   6,847      $   7,099
         Less - accumulated amortization                      (1,317)        (1,105)
                                                          ------------    -------------
         Capitalized software development costs, net       $   5,530      $   5,994
                                                          ============    =============

         Acquired product rights                           $   3,661      $   4,847
         Less - accumulated amortization                      (2,049)        (1,246)
                                                          ------------    -------------
         Acquired product rights, net                      $   1,612      $   3,601
                                                          ============    =============

During the years ended June 30, 2000, 1999, and 1998, the Company capitalized $3,332,000, $7,998,000, and $6,617,000, respectively, of software development costs and acquired product rights. Amounts amortized and charged to cost of revenues for capitalized software development costs and acquired product rights during the years ended June 30, 2000, 1999, and 1998, were $4,577,000, $5,080,000, and $8,070,000, respectively. Additionally, the Company wrote down capitalized software development costs and acquired product rights to net realizable value by approximately $1,208,000, $444,000, and $157,000, in fiscal 2000, 1999, and 1998, respectively.

8.       DEBT

The Company's debt consists of the following (in thousands):

                                                                                         2000                 1999
                                                                                   -----------------    -----------------

Long-term debt consists of:
Note payable issued in connection with acquisition of AdvanEdge                       $        -           $    1,000
Note payable issued in connection with acquisition of InterCAP                                 -                2,500
Subordinated convertible debenture issued in connection with acquisition of
       InterCAP, net of a discount of $179 at June 30, 1999                                5,797                5,797
                                                                                   -----------------    -----------------
                                                                                           5,797                9,297
Less current portion                                                                           -               (3,500)
                                                                                   -----------------    -----------------
                                                                                      $    5,797           $    5,797
                                                                                   =================    =================

Short-term debt consists of:
Note payable issued for lease obligations                                             $      138           $       -
Receivable facility, net of discount of $93                                                  767                   -
Current portion of long-term debt                                                              -                3,500
                                                                                    -----------------   -----------------
                                                                                      $      905           $    3,500
                                                                                   =================    =================

The note issued for the AdvanEdge acquisition was non-interest bearing. The
$1 million outstanding at June 30, 1999, for the AdvanEdge acquisition was paid during fiscal year 2000. Approximately $900,000 of the amount represented treasury shares issued.

The note issued for the InterCAP acquisition had a 9.75 percent fixed interest rate for the term of the agreement; April 16, 1999 to August 31, 1999. The note was originally due in full on August 31, 1999, but the Company negotiated with the holder, Intergraph, for payment of $1.25 million plus accrued interest of approximately $110,000 on September 28, 1999 and for the remaining balance of $1.25 million plus interest to be paid on October 28, 1999. Both of these payments were made to Intergraph as agreed. Under the terms of the renegotiated note, the interest rate was increased to 10.5 percent.

The subordinated convertible debenture issued for the InterCAP acquisition may be initially converted into 579,700 shares of Micrografx common stock. In July 1999, the Company registered 579,700 shares to cover the agreement should either Intergraph or the Company elect to convert all or any part of the debenture into shares of common stock of the Company. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement. As described in the Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation, the applicable interest rate for the convertible debenture is a 7 percent fixed rate to begin January 5, 2000 and increasing to 8 percent on January 4, 2001. Since the Company did not reset the conversion price on the reset date, November 30, 1999, the interest rates were raised by 200 basis points to 9 and 10 percent respectively. The debenture matures on March 31, 2002. Interest expense is being provided for at an effective interest rate of 8 percent.

The note payable and the convertible debenture are both secured by the capital stock of InterCAP.

The Company entered into a $3.0 million receivable-backed financing agreement with Silicon Valley Bank ("SVB") on March 31, 2000. SVB will advance to the Company 80% of the value of non-distributor domestic invoices and 40% of distributor invoices and the facility bears interest at prime plus 3.0% of the gross value of the invoices financed. SVB also charges a fee of 0.375% of the gross value of the invoices. The Company agreed to issue to SVB warrants to purchase 25,000 shares of the Company's Common Stock at $7.00 per share. These warrants have a 7-year life.

9. INCOME TAXES

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

Components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEARS ENDED JUNE 30,
                                          2000          1999        1998
                                     -----------   ------------ ------------

     Current:
       Federal                        $      -      $    (51)       $  1,126
       Foreign                             454           366             693
                                     -----------    -----------   ----------

     Total current provision               454           315           1,819
     Deferred provision (benefit)            -         2,777          (1,492)
                                     -----------    -----------   ----------
     Total income tax provision       $    454      $  3,092        $    327
                                     ===========    ===========   ==========


The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):

                                                      YEARS ENDED JUNE 30,
                                          2000          1999           1998
                                        -----------   ------------   -----------

     Provision (benefit) computed at
         federal statutory rate          $ (7,383)      $  (945)        $  327
     Nondeductible expenses                 2,951            73              -
     In-process research and development        -           656              -
     Unbenefited foreign losses                 -         1,439              -
     Foreign taxes not benefited              454           883              -
     Change in valuation allowance          4,432         1,037            (32)
     Other                                      -           (51)            32
                                         -----------   ------------   ----------
   Tax provision                         $    454       $ 3,092         $  327
                                         ===========   ============   ==========


Components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                              JUNE 30,
                                                       2000             1999
                                                    ------------    ------------

Deferred Tax Assets

     Tax credit carryforwards                        $    2,602      $    2,838
     Net operating loss carryforwards                     7,347           4,123
     Depreciation                                           602             211
     Reserves and other accrued expenses not
          currently deductible for tax purposes           1,939           1,215
     Undistributed earnings in foreign subsidiaries           -             367
     Other                                                   43              31
                                                    ------------    ------------
               Total deferred tax assets                 12,533           8,785

Deferred Tax Liabilities
     Capitalized software development costs
          currently deductible for tax purposes          (2,212)         (3,538)
     Undistributed earnings in foreign subsidiaries        (646)              -
     Other                                                 (201)           (201)
                                                    ------------    ------------
               Total deferred tax liabilities            (3,059)         (3,739)

Total net deferred tax assets                             9,474           5,046
Valuation allowance                                      (9,474)         (5,046)
                                                    ------------    ------------
Deferred tax assets, net of valuation allowance     $         -     $         -
                                                    ============    ============

At June 30, 2000, the Company has research and development tax credit carryforwards of $1,865,000 for federal tax purposes, which expire between 2004 and 2014, and the Company has foreign tax credit carryforwards of $429,000, which expire between 2003 and 2004. In addition, the Company has alternative minimum tax credit carryforwards of $307,000 that may be carried forward indefinitely as a credit against the Company's current tax liability. The Company also has net operating loss carryforwards of $21,608,000 for federal tax purposes that expire between 2009 and 2015. The annual utilization of these carryforwards will be limited.

Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is management's belief that the realization of the net deferred tax assets in the near term is remote. The impact on the current year provision is a charge for foreign taxes not benefited of $454,000.

10. SHAREHOLDERS' EQUITY

PREFERRED STOCK
None of the Company's 10,000,000 authorized shares of Preferred Stock are issued at June 30, 2000. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At August 30, 2000, the Company designated 4,000,000 shares as Series A Convertible Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share. The Series A Preferred Stock is convertible into Micrografx Common Stock at a price that is initially equal to the purchase price. Up to one-half of the Series A Preferred Stock may be converted into Image2Web Common Stock at the investor's option. On September 5, 2000, the Company received approximately $1.7 million from the issuance of Series A Preferred Stock. The purchasers of the Series A Preferred Stock consisted of certain institutional investors and other unaffiliated parties.

STOCK OPTIONS
The Company has reserved 7,500,000 shares of its Common Stock for issuance in connection with its stock option plans for employees and non-employees, which are administered by the Company's Stock Option Committee.

Up to 100,000 of the 7,500,000 shares available may be granted as restricted stock awards. The stock is restricted because recipients receive the stock only upon completing a specified objective or period of employment, generally one to five years. Restricted stock shares are granted at $0.01 par value and compensation expense is deferred until earned. The shares are considered issued when awarded, but the recipient does not own and cannot sell the shares during the restriction period.

As of June 30, 2000, approximately 1,240,000 shares remained available for grant, of which approximately 77,000 may be granted as restricted shares.

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

A summary of the Company's stock option activity, and related information for the years ended June 30, 2000, 1999, and 1998, follows:

                                              2000                         1999                        1998
                            ------------------------------------------------------------------------------------
                                            WEIGHTED                     WEIGHTED                    WEIGHTED
                                             AVERAGE                      AVERAGE                     AVERAGE
                                             EXERCISE                     EXERCISE                    EXERCISE
                               OPTIONS        PRICE        OPTIONS         PRICE        OPTIONS       PRICE
                            ------------------------------------------------------------------------------------

Outstanding at

     Beginning of year         2,167,198     $   8.06      2,397,294      $   7.30      1,618,641     $    6.06
         Granted               1,520,353         4.22        925,019          9.08      1,415,424          8.58
         Exercised               (29,567)        3.63       (514,846)         5.95       (353,451)         6.31
         Canceled             (1,195,422)        7.19       (640,269)         8.40       (283,320)         7.82
                            --------------              ---------------              --------------
Outstanding at end of  year    2,462,562                   2,167,198                    2,397,294
                            ==============              ===============              ==============

Exercisable at end of year       739,210     $   7.27        589,672      $   7.21        585,857     $    6.91
                            ==============              ===============              ==============

Weighted-average fair
value of options granted
during the year                $    2.61                   $    5.05                    $    5.02
                            ===============             ==============               ==============
Weighted-average fair
value of purchase rights
granted during the year        $    2.44                    $   3.12                     $   2.33
                            ==============              ===============              ==============

The following is additional information relating to options outstanding as of June 30, 2000:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
----------------------------------------------------------------------------     ---------------------------------
                                        WEIGHTED AVERAGE       WEIGHTED
      EXERCISE            NUMBER           REMAINING            AVERAGE              NUMBER       WEIGHTED AVERAGE
    PRICE RANGE        OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE        EXERCISABLE      EXERCISE PRICE
--------------------- --------------- --------------------- ----------------     --------------- -----------------

$  0.01 - $  4.24         616,224             9.21              $ 3.84                     -          $    -
$  4.25 - $  5.00         715,411             6.94              $ 4.71               216,990          $ 4.88
$  5.01 - $  8.99         722,700             4.76              $ 7.60               320,534          $ 7.23
$  9.00 - $ 16.00         408,227             2.54              $ 9.68               201,686          $ 9.90


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

                                                            YEARS ENDED JUNE 30,
                                             2000                  1999                   1998
                                       ------------------    ------------------     ------------------

Expected term:
     Stock options                             3.6 years             3.5 years              3.6 years
     Employee stock purchase plan              .52 years            1.45 years              .95 years
Interest rate                                      6.53%                 5.83%                  5.80%
Volatility                                        78.74%                70.19%                 69.86%
Dividends                                             0%                    0%                     0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations. The Company's pro forma information follows:

                                                                         YEARS ENDED JUNE 30,
                                                                 2000            1999           1998
                                                              ------------    -----------    ------------


Pro forma net loss                                            $ (23,717)      $  (8,344)     $  (1,199)
                                                              ============    ===========    ============

Pro forma basic and diluted loss per share                    $   (2.08)      $   (0.75)     $   (0.11)
                                                              ============    ===========    ============

EMPLOYEE STOCK PURCHASE PLAN
The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1 percent to 10 percent of gross earnings. Shares are purchased by participants at the lower of 85 percent of the fair market value per share at the beginning or ending of each offering period. As of June 30, 2000, 1,300,000 shares were authorized for the plan, approximately 1,121,000 shares were issued, and approximately $65,000 had been withheld for the purchase of shares for the November 2000 offering period.

11. EMPLOYEE BENEFIT PLAN
The Micrografx, Inc. 401(k) Savings Plan (Plan) allows eligible employees to elect to reduce their current compensation by up to 15 percent, subject to certain maximum dollar limitations prescribed by the Internal Revenue Code ($10,500 in 2000), and have the amount contributed to the Plan as salary deferral contributions. The Company may make employer contributions to the Plan at the discretion of the Board of Directors. During fiscal 2000, 1999, and 1998, the Company contributed approximately $331,000, $301,000, and $244,000, to the Plan, respectively. At June 30, 2000, there were approximately 136 participants in the Plan.

12.      COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its office and warehouse space and certain equipment under non-cancelable operating lease agreements. Rent expense of $2,055,000, $1,381,000, and $1,302,000, was recorded during fiscal 2000, 1999, and 1998, respectively. Future minimum lease payments for operating leases are as follows (in thousands):

                         YEARS ENDING JUNE 30,
         ------------------------------------------------------
         2001                                           1,362
         2002                                           1,066
         2003                                             889
         2004                                             757
         2005                                             327
         Thereafter                                        25
                                                  -------------
                                                    $   4,426
                                                  =============

LITIGATION

Micrografx filed litigation in the federal district court for the Northern District of Texas, asking for declaratory relief that an at-will interim letter agreement between THINK New Ideas, Inc. (THINK), and Micrografx may be terminated by Micrografx as of May 3, 1999, without additional payment to THINK. THINK filed its counterclaim, alleging that the agreement could be terminated only with 90 days notice, and not without the payment of an additional amount of compensation in the amount of $889,000, which THINK alleges Micrografx promised to pay under agreement with THINK. Micrografx disputes the notice period for termination and that any additional money is owed, beyond an agreed monthly retainer of $83,000, which was paid to THINK until the termination of the interim agreement. THINK also filed a complaint in federal court in Los Angeles making the same allegations it asserted in its counterclaim in the Dallas action. THINK was successful with its motion to transfer the Dallas lawsuit to Los Angeles on the grounds Los Angeles is a more convenient forum. A trial date has not yet been set, but there was a conference on September 28, 2000 between attorneys for both sides and the judge. The Company expects that as a result of the conference, a trial date will be set as well as time limits for motions and discovery. Management continues to believe the likely trial date will be in 2001.

By letter dated June 23, 2000 American Greetings notified the Company of a patent infringement lawsuit filed by Hallmark against American Greetings on June 6, 2000 asserting that American Greetings infringes two of Hallmark's patents. A copy of the complaint accompanied the notice. American Greetings indicated that this notice was given pursuant to the Master Agreement between Micrografx and American Greetings, which provision contains an agreement by Micrografx to indemnify American Greetings in certain circumstances, and thus suggests that American Greetings intends to seek indemnification from Micrografx with respect to the Hallmark claim. The Company is unable to express a view on the ultimate anticipated outcome.

The Company is party to various other legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

13. SEGMENT INFORMATION

As of June 30, 2000, the Company operated in a single industry segment: the development, marketing and support of personal computer applications and systems software products. The Company's Chief Operating Decision Maker (CODM) assesses performance and allocates resources on an enterprise-wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors revenues based on product category and geographic area. Virtually all products sold in Europe are manufactured in the Netherlands. Substantially all other products are manufactured in Dallas, Texas. Net revenues for each segment include only sales to unaffiliated customers; there were no intra-segment revenues for the periods presented.

The following product category data includes net revenues (in thousands):

                                    YEARS ENDED JUNE 30,
Net revenues                     2000             1999              1998
                             --------------   --------------    --------------

Process management                $ 15,363         $ 15,182          $ 15,786
Technical graphics                   9,945            2,537             1,838
Heritage and other                  10,965           21,268            51,143
Technology                               -           17,975             3,025
                             --------------   --------------    --------------
Total revenues                    $ 36,273         $ 56,962          $ 71,792
                             ==============   ==============    ==============

The following geographic area data includes net revenues, based on product shipment destination, and property, plant and equipment, based on physical location (in thousands):

                                                              YEARS ENDED JUNE 30,
Net revenues                                          2000          1999           1998
                                                   ------------  ------------  -------------

United States                                      $   14,935    $   34,695    $   40,212
Germany                                                 8,197         6,925         8,196
Japan                                                   2,072         1,270         4,989
Rest of World                                          11,069        14,072        18,395
                                                   ------------  -----------   -------------
     Total                                         $   36,273    $   56,962    $   71,792
                                                   ============  ===========   =============


Property, Plant & Equipment, net

United States                                      $    1,148    $    1,570    $    1,265
Germany                                                   112           122           159
Japan                                                      15            41            93
Rest of World                                             295           410           429
                                                   ------------  -----------   -------------
     Total                                         $    1,570    $    2,143    $    1,946
                                                   ============  ===========   =============


                         Report of Independent Auditors

To the Shareholders of Micrografx, Inc.

We have audited the accompanying consolidated balance sheets of Micrografx, Inc., and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micrografx, Inc., and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Micrografx, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred significant operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /s/ Ernst & Young LLP

Dallas, Texas
October 11, 2000

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

                                                          PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                        PAGE

        1.        Consolidated Financial Statements. The following consolidated financial statements of
                  Micrografx, Inc., are filed as part of this Form 10-K on the pages indicated:


                  Consolidated Balance Sheets at June 30, 2000, and 1999                                                 35
                  Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999, and 1998                37
                  Consolidated Statements of Shareholders' Equity for the Years Ended  June 30, 2000, 1999, and 1998     38
                  Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999, and 1998                39
                  Notes to Consolidated Financial Statements                                                             40
                  Report of Independent Public Accountants                                                               60

         2.       Consolidated Financial Statement Schedules.
                                                                                                                        PAGE

                  Schedule II -- Valuation and Qualifying Accounts                                                       65

                  Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3.       Exhibits

                  The following documents are filed or incorporated by reference as exhibits to this report. The exhibit numbers in the exhibit list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulations S-K.

*        2.1      Agreement and Plan of Merger, dated as of April 15, 1999,
                  among Micrografx, Inc., InterCAP Acquisition Inc.,and InterCAP
                  Graphics Systems, Inc. and Intergraph Corporation  (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                  April 16, 1999)

*        3.1      Articles of Incorporation of the Company, as amended (filed as
                  Exhibit 3.1 to the Company's Registration Statement on
                  Form S-1, file No. 33-34842)

*        3.2      Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Annual
                  Report on Form 10-K for the year ended March 31, 1993)

         3.3 Statement of Resolution Establishing Series of Preferred Stock of Micrografx, Inc. (Exhibit 3.3)

*        3.4      Amended and Restated Bylaws of the Company (filed as
                  Exhibit 3.3 to the Company's Registration Statement on Form S-1, file No. 33-34842)

*        3.5      Amendment to Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Annual
                  Report on Form 10-K for the year ended March 31, 1993)

         4.1 Warrant to Purchase Common Units granted to Prentiss Properties Trust by Micrografx, Inc. (Exhibit 4.1)

*        4.2      Specimen stock certificate evidencing the Common Stock (filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1, file No. 33-34842)

*        10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                  (filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1, file No. 33-34842)

*        10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                  (filed as Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1, file No. 33-42195)

*        10.3     Form of International Distributor Agreement used by the
                  Company (filed as Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1, file No. 33-34842)

*        10.4     Employee Stock Purchase Plan (filed as Exhibit 10.26 to the
                  Company's Registration Statement on Form
                  S-1, file No. 33-42195)

*        10.5     Micrografx, Inc. 1995 Stock Option Plan.  (filed as
                  Exhibit 10.27 to the Company's Annual Report on Form
                  10-K for the year ended March 31, 1994)

*        10.6     Micrografx, Inc. 1993 Restricted Stock Plan.  (filed as
                  Exhibit 10.28 to the Company's Annual Report on
                  Form 10-K for the year ended March 31, 1994)

*        10.7     Micrografx, Inc. 1995 Director Stock Option Plan (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

*        10.8     Employment agreement dated February, 1997, between the Company and Douglas Richard (Exhibit 10.11 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 1997)

*        10.9     Compensation agreement dated May 21, 1997, between the Company and Russell Hogg. (filed as Exhibit 10.12 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997)

*        10.10    License Agreement between Micrografx,Inc. and Cendant Software
                  Corporation (filed as Exhibit 10.1 to the Company's Curren
                  Report on Form 8-K dated June 30, 1998)

*        10.11    Noncompetition Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (filed as Exhibit
                  10.2 to the Company's Current Report on Form 8-K dated
                  June 30, 1998)

*        10.12    Revolving credit agreement dated April 1, 1998, between the
                  Company and BankBoston, N.A. (filed as Exhibit 10.15 to the
                  Company's Annual Report on Form 10-K405/A for the year ended
                  June 30, 1998)

*        10.13    Lease agreement dated August 31, 1998,  between Prentiss
                  Properties Acquisition Partners, L.P. and the Company (filed as Exhibit 10.16 to the Company's Annual Report on Form
                  10-K405/A for the year ended June 30, 1998)

*        10.14    Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.
                  (filed as Exhibit 10.17 to the Company's Annual Report on
                  Form 10-K405/A for the year ended June 30, 1998)

*        10.15    Subordinated Convertible Debenture dated April 16, 1999
                  between Micrografx, Inc. and Intergraph Corporation (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                  April 16, 1999)

*        10.16    Amendment  to  Promissory  Note,  dated April 15, 1999,
                  payable to  Intergraph  Corporation  (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 11,
                  1999)

*        10.17    Accounts Receivable Financing Agreement between
                  Silicon Valley Bank, Specialty Finance Division and
                  Micrografx, Inc. dated March 31, 2000 (filed as Exhibit 10.1 to the the Company's Quarterly Report on Form 10-Q dated
                  May 12, 2000)

         10.18    Termination of Lease and Release Agreement dated
                  August 1, 2000, between Prentiss Properties Acquisition Partners, L.P. and the Company (Exhibit 10.18)

         10.19 Lease agreement dated August 1, 2000, between Prentiss Properties Acquisition Partners, L.P.
                  and the Company (Exhibit 10.19)

         10.20 Stock Purchase Agreement dated September 5, 2000, between Purchasers and the Company (Exhibit 10.20)

         21.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP

         27       Financial Data Schedule

         *        Incorporated herein by reference to the indicated filing.

(b)      Reports on Form 8-K:

         1. On October 5, 2000, the Company filed a Current Report on Form 8-K reporting a news release dated September 28, 2000 under Item 7 "Exhibits" of Item 601 of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2000.

                                            MICROGRAFX, INC.



                    By:      /S/ JOHN M. CARRADINE
                             --------------------------
                             John M.Carradine
                             Chief Financial Officer and Corporate Secretary (Principal Executive Officer and Principal
                               Financial Officer)

                    By:      /S/ RONALD K. HERBERT
                             --------------------------
                             Ronald K. Herbert
                             Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

           SIGNATURE                      TITLE                     DATE

/s/JAMES L. HOPKINS       Chairman of the Board of Directors    October 13, 2000
-------------------------
James L. Hopkins

/s/RUSSELL HOGG           Director                              October 13, 2000
-------------------------
Russell Hogg



                                   SCHEDULE II
                        MICROGRAFX, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                               Balance At        Charged         Charged                             Balance
                                Beginning       To Costs        To Other                              at End
        Description             of Period     and Expenses    Accounts (b)   Deductions(a)          of Period
 --------------------------------------------------------------------------------------------------------------

Years Ended June 30,

1998
-----------------------------
Allowance for doubtful
   accounts:                        $  339        $     37         $    -       $        33            $    343
Allowance for sales
   returns:                         $1,942        $      -         $ (578)      $         -            $  1,364
Deferred tax valuation
   allowance:                       $2,871        $   (311)        $    -       $         -            $  2,560

1999
-----------------------------
Allowance for doubtful
   accounts:                        $  343        $    306         $    -       $        44            $    605
Allowance for sales
   returns:                         $1,364        $      -         $  503       $         -            $  1,867
Deferred tax valuation
   allowance                        $2,560        $  2,486         $    -       $         -            $  5,046

2000
-----------------------------
Allowance for doubtful
   accounts:                        $  605        $   (152)        $    -       $       (12)           $    465
Allowance for sales
   returns:                         $1,867        $      -         $  121       $         -            $  1,988
Deferred tax valuation
   allowance                        $5,046        $  4,428         $    -       $         -            $  9,474


(a)  Represents amounts written-off during the year, net of recoveries.
(b)  The allowance for sales returns is recorded as a reduction of revenues.


                                INDEX TO EXHIBITS


     EXHIBIT

     NUMBER       DESCRIPTION

*        2.1      Agreement and Plan of Merger, dated as of April 15, 1999,
                  among Micrografx, Inc., InterCAP Acquisition Inc.,and InterCAP
                  Graphics Systems, Inc. and Intergraph Corporation  (filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                  April 16, 1999)

*        3.1      Articles of Incorporation of the Company, as amended (filed as
                  Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1, file No. 33-34842)

*        3.2      Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)

         3.3 Statement of Resolution Establishing Series of Preferred Stock of Micrografx, Inc. (Exhibit 3.3)

*        3.4      Amended and Restated Bylaws of the Company (filed as
                  Exhibit 3.3 to the Company's Registration Statement on Form S-1, file No. 33-34842)

*        3.5      Amendment to Amended and Restated Bylaws of the Company
                  (filed as Exhibit 3.4 to the Company's Annual
                  Report on Form 10-K for the year ended March 31, 1993)

         4.1 Warrant to Purchase Common Units granted to Prentiss Properties Trust by Micrografx, Inc. (Exhibit 4.1)

*        4.2      Specimen stock certificate evidencing the Common Stock
                  (filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1, file No. 33-34842)

*        10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                  (filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1, file No. 33-34842)

*        10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                  (filed as Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1, file No. 33-42195)

*        10.3     Form of International Distributor Agreement used by the
                  Company (filed as Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1, file No. 33-34842)

*        10.4     Employee Stock Purchase Plan (filed as Exhibit 10.26 to the
                  Company's Registration Statement on Form
                  S-1, file No. 33-42195)

*        10.5     Micrografx, Inc. 1995 Stock Option Plan.  (filed as Exhibit
                  10.27 to the Company's Annual Report on Form
                  10-K for the year ended March 31, 1994)

*        10.6     Micrografx, Inc. 1993 Restricted Stock Plan.  (filed as
                  Exhibit 10.28 to the Company's Annual Report on
                  Form 10-K for the year ended March 31, 1994)

*        10.7     Micrografx, Inc. 1995 Director Stock Option Plan (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

*        10.8     Employment agreement dated February 13, 1997, between the
                  Company and Douglas Richard (Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997)

*        10.9     Compensation agreement dated May 21, 1997, between the Company and Russell Hogg (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ende
                  June 30, 1997)

*        10.10    License Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1998)

*        10.11    Noncompetition Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (filed as Exhibit 10.2 to the Company's
                  Current Report on Form 8-K dated June 30, 1998)

*        10.12    Revolving credit agreement dated April 1, 1998, between the
                  Company and BankBoston, N.A. (filed as Exhibit 10.15 to the
                  Company's Annual Report on Form 10-K405/A for the year ended
                  June 30, 1998)

*        10.13    Lease agreement dated August 31, 1998,  between Prentiss
                  Properties Acquisition Partners, L.P. and the Company (file as Exhibit 10.16 to the Company's Annual Report on Form
                  10-K405/A for the year ended June 30, 1998)

*        10.14    Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.
                  (filed as Exhibit 10.17 to the Company's Annual Report on
                  Form 10-K405/A for the year ended June 30, 1998)

*        10.15    Subordinated Convertible Debenture dated April 16, 1999
                  between Micrografx, Inc. and Intergraph Corporation (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 1999)

*        10.16    Amendment  to  Promissory  Note,  dated April 15, 1999,
                  payable to  Intergraph  Corporation (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 11,
                  1999)

*        10.17    Accounts Receivable Financing Agreement between
                  Silicon Valley Bank, Specialty Finance Division and
                  Micrografx, Inc. dated March 31, 2000 (filed as Exhibit 10.1 to the the Company's Quarterly Report on Form 10-Q dated
                  May 12, 2000)

         10.18    Termination of Lease and Release Agreement dated
                  August 1, 2000, between Prentiss Properties Acquisition Partners, L.P. and the Company (Exhibit 10.18)

         10.19 Lease agreement dated August 1, 2000, between Prentiss Properties Acquisition Partners, L.P.
                  and the Company (Exhibit 10.19)

         10.20 Stock Purchase Agreement dated September 5, 2000, between Purchasers and the Company (Exhibit 10.20)

         21.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP

         27       Financial Data Schedule

         *        Incorporated herein by reference to the indicated filing.