Form 10-K405/A
period 2000-06-30
MICROGRAFX INC
filed 2000-10-30
CIK 756497

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to:

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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at September 30, 2000, was approximately $19,856,823.

On  October  27,  2000,  there  were  11,497,981   shares   outstanding  of  the
registrant's Common Stock.

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

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company as of June 30, 2000 were as follows:

                                                SERVED AS
NOMINEE                                AGE    DIRECTOR SINCE  PRESENT OFFICE(S) HELD IN MICROGRAFX
Russell E. Hogg                        71          1997       Chairman of the Board of Directors
Sunnygables, 2 Salsbury Place
South Nyack, NY  10960

Douglas M. Richard                     41          1998       Chief Executive Officer,
505 Millennium Drive                                          President and Director
Richardson, TX 75081

Seymour Merrin                         65          1990       Director
560 Los Nidos Drive
Santa Fe, NM  87501

Robert Kamerschen                      61          1993       Director
204 Parade Hill Road
New Canaan, CT  06840

Avery More                             46          1999       Director
6523 Waggoner Drive
Dallas, TX  75230

See Item 1 of the Company's Form 10-K filed on October 13, 2000 for information concerning executive officers.

Russell E. Hogg is the Chairman and Chief Executive Officer of Hogg International Associates, a global financial service company whose clients draw upon global expertise in the areas of finance, strategic marketing and "back room" operations, located in Nyack, NY. Mr. Hogg joined the Board of Directors and was elected to the position of Chairman of the Board in May, 1997. In the past, he served as a consultant to the National Academy of Sciences sub-committee which evaluated and documented the shortcomings within the Internal Revenue Service telecommunications and processing modernization project and as a board member for several major corporations. Mr. Hogg is the Chairman of the Institute for International Sports, sponsor in 1993 of the inaugural World Scholar-Athlete Games. From 1980 to 1989, Mr. Hogg was the Chief Executive Officer for MasterCard.

Douglas M. Richard served as the Chief Executive Officer of the Company since February 1997 and served as a director since 1998. In April 1996 Micrografx acquired Visual Software, Inc., a company Mr. Richard founded. In addition to founding Visual Software, Mr. Richard founded ITAL computers in 1985.

Seymour Merrin has been a director of the Company since February 1990. Since 1988, he has served as president of Merrin Information Services, Inc., an information service that provides information and consulting to retail computer software businesses.

Robert Kamerschen has been a director of the Company since April 1993. In September 1999, Mr. Kamerschen was appointed Chairman and Chief Executive Officer of DIMAC Marketing Corporation, a direct marketing service. He previously served as the Chairman of the Board and Chief Executive Officer of ADVO, Inc., a company principally involved in direct mail advertising, for a highly successful ten year leadership tenure ending in June 1999. He is also a director of IMS Health, Inc., R. H. Donnelley, Inc., Tandy Corporation, CoolSavings.com.Inc., and TravelCLICK.com.

Avery More was elected to the board on February 12, 1999. He has a 20-year history in the information technology industry. He currently is the managing director of Eureka Ventures, a venture capital and merchant banking company specializing in information technology companies. He also serves as the Chairman and Chief Executive Officer of PC Service Source, a NASDAQ-traded company, which is 24 percent owned by Eureka Ventures. Prior to launching Eureka Ventures, More was President and Chief Executive Officer of CompuCom Systems, Inc. ("CompuCom"). Before joining CompuCom, More served on the board of directors and as executive vice president of Computer Craft, Inc.

As of June 30, 2000, (i) there were no family relationships between any of the officers and directors of the Company and (ii) there were no agreements whereby any shareholder or group of shareholders was entitled to representation on the Board of Directors of the Company. On September 5, 2000 the Company issued 1,120,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") in a private transaction. Pursuant to the terms of the Series A Preferred Stock, the holders of such shares as a group have the right to elect two members of the Board of Directors. All members of the Board of Directors elected by the holders of the Common Stock will stand for election at the Company's Annual Meeting of Shareholders to hold office until the next annual election of directors by shareholders or until their respective successors shall have been duly elected and shall have qualified. The holders of the Series A Preferred Stock have not elected any director to the Board of Directors as of October 30, 2000.

On August 30, 2000 Mr. Richard resigned from the Board of Directors and James L. Hopkins was elected as his replacement, and was further elected Chairman of the Board of Directors. On September 5, 2000 Messrs. Merrin, Kamerschen, and More resigned their positions on the Board of Directors and its committees. On October 16, 2000, James L. Hopkins was appointed to the additional positions of President and Chief Executive Officer of the Company. On October 30, 2000, George W. Macintyre and P. Michael Sullivan agreed to serve as directors effective November 1, 2000.

The Bylaws of the Company provide that the Board of Directors shall be composed of not less than five but not more than nine directors. The Board of Directors is actively searching for a suitable candidate to join the Company's Board to meet this requirement.

The following is a brief account of the business experience, during the past five years, of each of James L. Hopkins, George W. Macintyre, and P. Michael Sullivan.


NOMINEE                                AGE    PRESENT OFFICE(S) HELD IN MICROGRAFX
James L. Hopkins                       53     President,  Chief  Executive  Officer and
8144 Walnut Hill Lane                         Chairman of the Board of Directors
Suite 1050
Dallas, TX  75231

George W. Macintyre                    55     Director
100 Congress Ave
Suite 600 Austin, TX  78701

P. Michael Sullivan                    47     Director
5009 Sail Creek Drive
Plano, Texas  75093

James L. Hopkins has been elected as the Chief Executive Officer of the Company beginning October 16, 2000 and was elected a director and Chairman of the Board of Directors of the Company on August 30, 2000. From September 1999 to October 2000, Mr. Hopkins served as Managing Director of the Austin office of Hoak, Breedlove, Wesneski, LLC, a private investment banking firm headquartered in Dallas, Texas. From May 1999 to September, 1999 he served as Senior Vice President of Finance and Strategic Planning and as a director of 3dfx Interactive, Inc. From January 1995 through May 1999 Mr. Hopkins served as a director and as Chief Financial Officer and Vice President of Strategic Marketing of STB Systems, Inc.

George W. Macintyre is the President and Chief Executive Officer of Adhesive Software Inc., an Austin, Texas-based software company focused on the development of solutions for deploying and managing complex Web sites. He has held this position since August 2000. From March, 1998 to July, 2000 he was Senior Vice President of Corporate Strategy with Inprise/Borland, a provider of Internet access infrastructure and application development tools. From February, 1997 to December, 1998, he was Executive Vice President at MCSB Technology Corporation, a server performance enhancement software company. From February 1994 to January 1997 he was Vice President of Marketing and Business Development at Open Connectivity Systems, Inc., a connectivity software company.

Since September, 1997 P. Michael Sullivan has been an independent businessman and financial and management consultant. From January 1997 to September 1997 he was Senior Vice President and Chief Financial Officer of ErgoBilt, Inc., a developer, manufacturer and marketer of customized ergonomic products for businesses and home offices. From September 1996 to January 1997, Mr. Sullivan was a financial consultant to ErgoBilt, Inc. From 1978 to September 1996 Mr. Sullivan was Vice President, Chief Financial Officer, Secretary and Treasurer for USDATA Corporation, a software, systems and consulting company for information systems that supervise, monitor and control manufacturing and other automated processes. Mr. Sullivan is a certified public accountant in the State of Texas.

The Board of Directors has a standing Audit Committee currently chaired by Russell E. Hogg. During the fiscal year ending June 30, 2000, the Audit Committee was composed of Messrs. Avery More, as Chairman, and Robert Kamerschen and Russell E. Hogg. The Audit Committee is responsible for consulting with the independent public accountants for the Company with regard to the adequacy of internal controls and the plan of audit, as well as reviewing the audit report and management letter and matters concerning financial reporting, accounting and audit procedures and policies generally. The Audit Committee held six meetings during the fiscal year ending June 30, 2000. No member of the Audit Committee attended fewer than 100% of the meetings. For the ensuing year, the Committee will be comprised of Messrs. Hogg, Macintyre, and Sullivan, with Mr. Hogg having been elected as Chairman of the Committee.

The Board of Directors has a standing Executive Compensation and Stock Option Committee currently chaired by Russell E. Hogg. During the fiscal year ended June 30, 2000, the Stock Option Committee was composed of Messrs. Avery More , Russell Hogg, and Robert Kamerschen, as Chairman. The Committee is responsible for reviewing and determining matters of executive compensation and administering the Company's Incentive and Nonstatutory Stock Option Plan (the "Stock Option Plan"). The Committee held four meetings during the fiscal year ended June 30, 2000. No member of the Committee attended fewer than 100% of the meetings. For the ensuing year, the Committee will be comprised of Messrs. Hogg, Macintyre and Sullivan.

The Board of Directors has a standing Nominating Committee, chaired by Mr. Hogg. During the fiscal year ended June 30, 2000, the Nominating Committee was
composed  of  Messrs.   Hogg  and  Kamerschen.   The  Nominating  Committee  is
responsible for selection for nomination of candidates to serve on the Company's Board of Directors. In recommending candidates to the Board, the Nominating
Committee seeks persons of proven judgment and experience. The Nominating Committee held no meetings during the year ended June 30, 2000. For the ensuing year, the Nominating Committee will be composed of Messrs. Macintyre (Chairman) and Hogg.

The Board of Directors held seven meetings during the fiscal year ended June 30, 2000. Various matters were approved during the last fiscal year by unanimous written consent of the Board of Directors. During the fiscal year ended June 30, 2000, no director attended fewer than 100% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which each director served.

During the fiscal year ended June 30, 2000, each director who is not an employee of the Company received an annual retainer of $20,000 and a fee of $10,000 for attending all board and committee meetings held during the year. In addition, each committee chairperson received an annual fee of $3,000. All directors are reimbursed for travel and other expenses incurred in attending such meetings. In connection with his election as Chairman of the Board in May, 1997, the Company agreed to pay Mr. Hogg the following additional compensation for serving as
Chairman: (i) during each year of service in such capacity, a consulting fee of $1,500 per each day of work on Company business, with a maximum cap of $50,000 for the year; (ii) a grant of non-statutory stock options covering 30,000 shares with an exercise price of $6.00 per share, granted as of Mr. Hogg's election in June 1997, pursuant to the Company's Option Plan, vesting ratably over a period of four years from the date of grant and (iii) additional non-statutory stock option grants, each covering 5,000 shares, in each of the years 1998 and 1999, and for the year 2000 vesting over a period of four (4) years from the date of grant.

All non-employee directors are eligible to participate in the Company's 1995 Director Option Plan (the "1995 Director Plan"). The 1995 Director Plan provides that on each October 1, after the completion of one year of service, each eligible director will be entitled to receive an option for 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1995 Director Plan becomes exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant. During the fiscal year ended June 30, 2000, Mr. Hogg was the only eligible director to receive a grant of options covering 10,000 shares of Common Stock with an exercise price of $1.91 per share, representing the closing price of the Company's stock as of October 2, 2000, pursuant to the terms of the 1995 Director Plan.

The shareholders at the 1997 Annual Meeting approved a proposal to grant non-employee directors the ability to substitute non-statutory options for cash fees that reduced the cash cost to the Company associated with compensation of its non-employee directors. The proposal provided that such options (unlike the annual grants) would not expire upon termination of a non-employee director's board service, but would continue in effect for a term of five years from the date of grant. The plan requires that each non-employee director must make a semi-annual irrevocable election prior to April 1 and October 1 (the "Option Election Dates") of each year to participate in this feature for the six month period following each Option Election Date. Options granted in lieu of cash fees are granted at the rate of $2.00 in option value (using present value of the grant at date of grant under the Black-Scholes option pricing model) for each $1.00 of cash director's fees which would otherwise be paid, and have an exercise price equal to the fair market value of the Company's Common Stock on the Option Election Date of each semi-annual period in question, exercisable in increments of 25% per year for a term of five years. During fiscal year 2000, under the stock-in-lieu of compensation provisions, Mr. More received options to purchase 10,030 shares with an exercise price of $5.50. The amendment also provided for immediate vesting of all unexercisable options granted under the 1995 Director Plan upon the occurrence of certain events resulting in a change in control of the Company.

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended June 30, 2000, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and each of the four other most highly compensation executive officers (and one former executive officer for whom disclosure would have been required but for the fact that he was not serving as such at the end of the most recently completed fiscal year), during fiscal years ended June 30, 2000, 1999 and 1998.

                                                                Long Term
                                      Annual Compensation     Compensation
                                    ------------------------ ---------------
                                                                Awards
                                                             ---------------
                            Year                                Options/
Name                       Ending     Salary       Bonus          SARs        All Other
Principal Position        June 30     ($)(1)        ($)          (#)(2)       Comp. (3)
------------------------- --------- ------------ ----------- --------------- ------------
Douglas M. Richard          2000     $270,508      $13,125     175,000         $ 4,372
Chief Executive             1999      250,000       78,338      43,300           4,142
Officer(4)                  1998      217,398       11,131      80,000           3,211
------------------------- --------- ------------ ----------- --------------- ------------
Kenneth Carraher
President of                2000     $205,539      $20,813      85,000         $ 5,434
Enterprise Process          1999      129,231       49,244       8,000           4,025
Management Solutions        1998      107,962       30,162      68,469           3,437
------------------------- --------- ------------ ----------- --------------- ------------
John M. Carradine           2000     $178,385      $ 7,031      67,700         $ 4,080
Chief Financial Officer     1999           --           --          --              --
and Corporate Secretary     1998           --           --          --              --
------------------------- --------- ------------ ----------- --------------- ------------
Frank Childers
Former Executive Vice       2000     $ 99,171      $43,750          --         $ 3,573
President of Global         1999      151,390       61,593      80,600           1,566
Sales and Marketing         1998           --           --          --              --
------------------------- --------- ------------ ----------- --------------- ------------


(1) Includes amounts of base salary deferred at the election of the executive pursuant to the Company's 401(k) Savings Plan, a defined contribution plan.
(2) The Stock Option Plan authorizes the issuance of SARs but no SARs were issued by the Company as of June 30, 2000.
(3) All other compensation includes company contributions in fiscal 2000 in the following amounts to match amounts deferred pursuant to the Company's 401(k) Savings Plan: Mr. Richard $4,372, Mr. Carraher $5,434, Mr. Carradine $4,080 and Mr. Childers $3,573.
(4) Mr. Richard was Chief Executive Officer and President of Micrografx, Inc. at June 30, 2000. At the date of this filing, Mr. Richard is no longer acting in that capacity and has assumed the role of Chief Executive Officer of Image2Web, a wholly-owned subsidiary of Micrografx, Inc.

GRANTS OF OPTIONS

The following table sets forth details regarding stock options granted to the named executive officers listed in the Summary Compensation Table during the fiscal year 2000. In addition, there are shown the "option spreads" that would exist for the respective options granted based upon assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term. The Company granted no SARs in fiscal year 2000.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            INDIVIDUAL GRANTS

                                     % OF TOTAL
                                      OPTIONS/
                        OPTIONS/        SARS                                    POTENTIAL REALIZABLE VALUE
                          SARS       GRANTED TO     EXERCISE OR                 AT ASSUMED ANNUAL RATES OF
                        GRANTED (1) EMPLOYEES IN    BASE PRICE     EXPIRATION    STOCK PRICE APPRECIATION
NAME                      (#)        FISCAL YEAR      ($/SH)          DATE          FOR OPTION TERM (2)
                                                                                ----------------------------
                                                                                   5% ($)        10% ($)
--------------------- ------------- -------------- -------------- ------------- -------------- -------------
Doug Richard             175,000        11.95%         $ 4.63         3/8/10      $509,012     $ 1,289,935
Ken Carraher              85,000         5.81%         $ 4.63         3/8/10      $247,234     $   626,540
John Carradine            67,700         4.62%         $ 4.63         3/8/10      $196,915     $   499,021
Frank Childers                --            --             --             --            --             --

All of the options granted to executives were granted under the Company's 1995 Incentive and Nonstatutory Stock Option Plan.

(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not necessarily be achieved.

(2) Options vest generally in increments of 25% annually. The options have a term of ten years, unless they are exercised or expire upon certain circumstances set forth in the Stock Option Plan, including retirement, termination in the event of a change in control, death or disability.

EXERCISES OF OPTIONS

         The following table sets forth information with respect to the named executive officers concerning the exercise of options during fiscal year 2000 and unexercised options held as of June 30, 2000. No SARs were exercised by the named executive officers during fiscal 2000.

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       FISCAL YEAR END OPTION/SAR VALUES

                                                                          NUMBER OF        VALUE OF UNEXERCISED
                                                                         UNEXERCISED           IN-THE-MONEY
                                                                       OPTIONS/SARS AT        OPTIONS/SARS AT
                         NUMBER OF SHARES                                FY-END (#)             FY-END ($)
                       ACQUIRED ON EXERCISE                             EXERCISABLE/           EXERCISABLE/
NAME                            (#)            VALUE REALIZED($)        UNEXERCISABLE        UNEXERCISABLE(1)
---------------------- ---------------------- --------------------- ---------------------- ---------------------
Doug Richard                       --                       --        107,159/254,141                 --/--
Kenneth Carraher                   --                       --         50,469/111,000                 --/--
John Carradine                     --                       --         12,752/105,956                 --/--
Frank Childers                     --                       --             --/     --                 --/--

(1) Values are stated based upon the closing price of $2.31 per share of the Company's common stock on the NASDAQ/NMS on June 30, 2000, the last trading day of fiscal 2000.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL PROVISIONS

The Company has entered into agreements providing for contractual benefits and compensation with John Carradine, Ken Carraher, Douglas Richard, which agreements provide for severance to such individuals equal to six (6) months base salary in the event of their severance from the Company without cause in the case of Mr. Carradine and Mr. Carraher, and (12) months base salary in the event of his severance in the case of Mr. Richard. These Agreements expire two years after the date of a Change in Control, and require the Company to pay such officers, if their employment is terminated by (i) the Company without cause or
(ii) such officer, as a result of a reduction in his respective base salary, potential earnings under a performance based bonus plan, any material employee benefit, or in the nature or scope of his respective duties, a sum equal to (i) one and one-half times Mr. Richard's highest base annual salary with the Company and (ii) one times Mr. Carradine's and Mr. Carraher's highest base annual salary with the Company. Additionally, in the event such officer's employment with the Company is terminated under the circumstances described above following a Change in Control, they would also be entitled to the continuation of medical, dental, disability and life insurance benefits for a period of twelve (12) months and the acceleration and/or immediate vesting of all stock options and restricted stock awards then outstanding.

COMPENSATION OF DIRECTORS

For information on compensation paid to directors of the Company during Fiscal Year 2000, see Item 10 "Directors and Executive Officers of the Registrant."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of SEC Regulation S-K. No member of the Compensation Committee served on the compensation committee, or as a director, of another corporation, one of whose directors or executive officers served on the Compensation Committee of or whose executive officers served on the Company's Board of Directors.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes thereto set forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 30, 2000 by (i) each person known by the Company to own beneficially more than 5% of the presently outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Company's current and former executive officers named in the Summary Compensation Table and (iv) the present directors and executive officers of the Company as a group:

                                                    COMMON STOCK         PERCENT OF
                                                    BENEFICIALLY         OUTSTANDING
NAME                                                    OWNED          COMMON STOCK(1)
------------------------------------------------- ------------------ ------------------
The Lake Fund
Roemer Visscherplein 19
2106 AG Heemstede                                       2,092,400           18.20%
The Netherlands

Douglas M. Richard                                        186,382(2)         1.57%

Russell E. Hogg                                            41,250(3)         *

Kenneth Carraher                                          148,672(4)         1.25%

John Carradine                                             25,504(5)         *

All executive officers and directors as a group           401,808(6)         3.38%


* Represents less than 1% of the outstanding Common Stock.

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. The percentages are based upon 11,497,981 shares outstanding as of September 30, 2000, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold options that are presently exercisable or exercisable within 60 days of June 30, 2000, are based upon the sum of 11,497,981 shares plus the number of shares subject to options that are presently exercisable or exercisable within 60 days of September 30, 2000, held by each of them respectively, as indicated in the following notes.

(2) Consists of 61,732 held and 124,650 shares subject to stock options that are presently exercisable or that are exercisable within the next 60 days. Does not include 3,290 shares held by Mr. Richard's spouse, concerning which she has sole voting and investment power.

(3) Consists of 41,250 shares subject to stock options that are presently exercisable or that are exercisable within the next 60 days.

(4) Consists of 86,203 shares held directly by Mr. Carraher and 62,469 shares subject to stock options that are presently exercisable or that are exercisable within the next 60 days.

(5) Consists of 25,504 shares subject to stock options that are presently exercisable or that are exercisable within the next 60 days.

(6) Includes 253,873 shares subject to stock options that are presently exercisable or that are exercisable within the next 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a severance agreement with R. Edwin Pearce, former General Counsel and Secretary, whereby he resigned his position with the Company effective September 30, 1999. Under the terms of the severance agreement, Mr. Pearce was paid the sum of $83,464, representing his base salary and bonuses through March 31, 2000. The vesting schedule of outstanding stock options covering 62,247 shares owned by Mr. Pearce were accelerated. The agreement further provided an extension of the expiration dates so that these options would expire unless exercised by October 1, 2000. As a further consideration of the severance agreement, Mr. Pearce agreed to not compete with or solicit customers of the Company for a period of two (2) years, nor to hire employees of the Company for a one (1) year period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2000.

                     MICROGRAFX, INC.

                     By:      /S/ JAMES L. HOPKINS
                              --------------------
                              James L. Hopkins
                              Chief Executive Officer and President
                             (Principal Executive Officer)

                     By:      /S/ JOHN M. CARRADINE
                              ---------------------
                              John M. Carradine
                              Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

                     By:      /S/ RONALD K. HERBERT
                              ---------------------
                              Ronald K. Herbert
                              Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

           SIGNATURE                                    TITLE                                   DATE

/s/ JAMES L. HOPKINS                    Chairman of the Board of Directors                  October 30, 2000
---------------------------------
James L. Hopkins

/s/ RUSSELL HOGG                        Director                                            October 30, 2000
---------------------------------
Russell Hogg