Form 10-Q
period 2000-09-30
MICROGRAFX INC
filed 2000-11-13
CIK 756497

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       or

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

                                 (469) 232-1000
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No              .
     -----------     -------------


As of October 31, 2000, 11,497,981 shares of the Company's common stock were outstanding.

================================================================================

                                MICROGRAFX, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                       PAGE

                                     PART I.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                                       3
                  September 30, 2000 (unaudited), and June 30, 2000

                  Consolidated Statements of Operations for the three                     5
                  months ended September 30, 2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows for the                           6
                  three months ended September 30, 2000 and 1999 (unaudited)

                  Notes to Consolidated Financial Statements                              7

Item 2.           Management's Discussion and Analysis of Financial                       9
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             14

                                    PART II.

Item 1.           Legal Proceedings                                                      15

Item 2.           Changes in Securities and Use of Proceeds                              15

Item 6.           Exhibits and Reports on Form 8-K                                       16

                  SIGNATURES                                                             17



ITEM 1.  FINANCIAL STATEMENTS


                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEET

                                                (In thousands)
                                                  (Unaudited)

                                                                                SEPTEMBER 30,     JUNE 30,

                                                                                       2000         2000
                                                                                  -----------   -----------
     ASSETS

     Current assets:
           Cash and cash equivalents                                               $   2,153     $   2,843
           Accounts receivable, net of allowances of $2,074 and $2,788                 4,211         3,926
           Inventories                                                                   340           458
           Other current assets                                                        1,115         1,019
                                                                                  -----------   -----------
               Total current assets                                                    7,819         8,246

     Property and equipment, net                                                       1,413         1,570

     Capitalized software development costs, net                                       5,563         5,530

     Acquired product rights, net                                                      1,231         1,612

     Goodwill, net                                                                     1,656         1,749

     Other assets                                                                        722           772
                                                                                  -----------   -----------
               Total assets                                                        $  18,404     $  19,479
                                                                                  ===========   ===========
     See accompanying notes.





                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEET

                                     (In thousands, except per share data)
                                                  (Unaudited)


                                                                                 SEPTEMBER 30,     JUNE 30,

                                                                                       2000          2000
                                                                                  -----------   -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
           Accounts payable                                                         $  3,597      $  3,606
           Accrued compensation and benefits                                           1,743         1,597
           Other accrued liabilities                                                   2,933         3,503
           Deferred revenue                                                            1,386         1,584
           Notes payable                                                                 138           138
           Receivable facility                                                           231           767
           Income taxes payable                                                          281           271
                                                                                  -----------   -----------
               Total current liabilities                                              10,309        11,466

     Long-term debt                                                                    5,797         5,797
     Other non-current liabilities                                                       345           437

     Redeemable preferred stock:
           Preferred stock, $.01 par value, 10,000 shares authorized;
            issued series A convertible 1,120 shares at stated value                  1,680             -

     Shareholders' equity:
           Common stock, $.01 par value, 20,000 shares authorized;
            12,263 shares issued                                                         123           123
           Additional capital                                                         38,048        38,029
           Accumulated deficit                                                       (30,322)      (28,915)
           Accumulated other comprehensive loss
                                                                                      (1,777)       (1,659)
           Less - treasury stock (766 shares), at cost
                                                                                      (5,799)       (5,799)
                                                                                  -----------   -----------
            Total shareholders' equity                                                   273         1,779
                                                                                  -----------   -----------
            Total liabilities and shareholders' equity                              $ 18,404      $ 19,479
                                                                                  ===========   ===========
     See accompanying notes.





                                                MICROGRAFX, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)
                                                   (Unaudited)


                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,

                                                                                   ------------------------------
                                                                                       2000            1999
                                                                                   -------------   --------------

     Net revenues                                                                    $    6,839      $    8,522
     Cost of revenues                                                                     1,703           2,183
                                                                                   -------------   --------------
          Gross profit                                                                    5,136           6,339

     Operating expenses:
        Sales and marketing                                                               3,915           6,482
        General and administrative                                                        1,115           2,207
        Net research and development                                                      1,239           2,158
                                                                                   -------------   --------------
          Total operating expenses                                                        6,269          10,847

                                                                                   -------------   --------------
     Loss from operations                                                                (1,133)         (4,508)

     Interest income                                                                         16              28
     Interest expense                                                                      (210)           (150)
     Other (expense) income, net                                                            (31)            137
                                                                                   -------------   --------------
          Total non operating (expense) income                                             (225)             15

                                                                                   -------------   --------------
     Loss before income taxes                                                            (1,358)         (4,493)

     Income tax provision                                                                    42             116

                                                                                   -------------   --------------
     Net loss                                                                            (1,400)         (4,609)

     Preferred stock dividends                                                               (7)              -

                                                                                   -------------   --------------
     Net loss applicable to common shareholders                                      $   (1,407)     $   (4,609)
                                                                                   =============   ==============

     Basic and diluted loss per common share                                         $    (0.12)     $    (0.41)
                                                                                   =============   ==============


     See accompanying notes.









                                                MICROGRAFX, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (In thousands)
                                                  (Unaudited)

                                                                              THREE MONTHS ENDED SEPTEMBER 30,

                                                                           ---------------------------------------
                                                                                 2000                 1999
                                                                           -----------------   -------------------
Cash flows from operating activities:

Net loss                                                                     $  (1,400)          $  (4,609)
Adjustments to reconcile net loss to net cash
    Provided by operating activities:
      Depreciation and amortization                                              1,187               1,673
      Deferred income taxes and other                                              (54)                 46
      Changes in operating assets and liabilities:
           Accounts receivable                                                    (285)                (63)
           Inventories                                                             118                  48
           Other current assets                                                    (96)                159
           Payables and accruals                                                  (433)                 28
           Deferred revenue                                                       (198)                  -
           Income taxes payable                                                     10                  33

                                                                           -----------------   -------------------
                Net cash (used in) provided by operating activities             (1,151)             (2,685)
                                                                           -----------------   -------------------

Cash flows from investing activities:

      Proceeds from maturities of short-term investments                             -               1,577
      Purchases of short-term investments                                            -              (1,039)
      Capitalization of software development costs and
           purchases of acquired product rights                                   (461)               (659)
      Purchases of property and equipment, net                                    (103)               (981)

                                                                           -----------------   -------------------
                Net cash used in investing activities                             (564)             (1,102)
                                                                           -----------------   -------------------

Cash flows from financing activities:

      Proceeds from preferred stock issuance                                     1,680                   -
      Proceeds from employee stock programs                                          -                  15
      Payment on receivable facility                                              (536)                  -
      Payments of notes payable                                                      -              (1,250)
                                                                           -----------------   -------------------
                Net cash provided by (used in) financing activities              1,144              (1,235)
                                                                           -----------------   -------------------

Effect of exchange rates on cash and cash equivalents                             (119)                 31
                                                                           -----------------   -------------------

Net decrease in cash and cash equivalents                                         (690)             (4,991)
Cash and cash equivalents, beginning of period                                   2,843               8,819
                                                                           -----------------   -------------------
Cash and cash equivalents, end of period                                     $   2,153           $   3,828
                                                                           =================   ===================
See accompanying notes.


                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at September 30, 2000, and for the three-month periods ended September 30, 2000, and 1999 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying consolidated balance sheet at June 30, 2000 is derived from the audited consolidated financial statements for the year ended June 30, 2000. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, included in the 2000 Annual Report to Shareholders. The results of operations for the three-month period ended September 30, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2001.

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

INVENTORIES

Inventories consist of the following (in thousands):

                              SEPTEMBER 30, 2000               JUNE 30, 2000
                              ----------------------      ----------------------
                                 (UNAUDITED)

   Raw materials                      $  281                        $   362
   Finished goods                         59                             96
                              ----------------------      ----------------------
                                      $  340                        $   458
                              ======================      ======================


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" established rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income
(loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive loss is approximately $1.5 million for the three months ended September 30, 2000 compared to comprehensive loss of approximately $4.6 million for the three months ended September 30,1999.

RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2000, the Company recorded charges for restructuring and asset writedowns of $9.9 million. The restructuring initiatives involve the Company's elimination of approximately 74 employee positions, the relocation of the Allen, Texas workforce from their existing corporate headquarters to a smaller facility, the decision to abandon the development and marketing of certain products and the writedown of certain long-lived assets, including goodwill. See the details of the restructuring charge and write down of long-lived assets in the "Company's Annual Report on Form 10-K" for fiscal year June 30, 2000. At September 30, 2000, the restructuring accrual was approximately $449,000, as compared to the June 30, 2000 balance of approximately $653,000. The reduction in the restructuring accrual is due to the cash payment of restructuring related items in the first quarter of fiscal 2001.

REEDEMABLE PREFERRED STOCK

At August 30, 2000, the Company designated 4,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share. The shares of Series A Preferred Stock are originally convertible into equal shares of Micrografx Common Stock at a price that is initially equal to the purchase price, adjusted for dilutive issuances and market price. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. Up to one-half of the Series A Preferred Stock may be converted into Image2Web, Inc. Common Stock at the investor's option. At September 30, 2000 Image2Web, Inc. was a wholly-owned subsidiary of the Company. On September 5, 2000, the Company received approximately $1.7 million from the issuance of Series A Preferred Stock. The purchasers of the Series A Preferred Stock consisted of certain institutional investors and other unaffiliated parties. The purchasers have the right to appoint two directors to the Company's Board of Directors. At September 30, 2000, 1,120,000 shares of the Company's 10,000,000 authorized shares of Preferred Stock were issued.

LOSS PER SHARE

Loss per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2000           1999
                                                       -----------    ----------
   Numerator:

     Net loss applicable to common shareholders        $  (1,407)     $  (4,609)



   Denominator:

       Weighted average shares                            11,498         11,324
                                                      -----------    -----------

   Basic and diluted loss per common share             $   (0.12)     $   (0.41)
                                                      ===========    ===========


Options and convertible securities to purchase approximately 5,403,041 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for the three months ended September 30, 2000. These included all options outstanding as of September 30, 2000, plus 579,700 shares related to the subordinated convertible debentures issued in connection with the InterCAP Graphics Systems, Inc. ("InterCAP") acquisition as well as 1,120,000 shares related to the Series A Convertible Preferred Stock issuance. Due to adjustment factors, the Preferred shares are convertible into a range of shares of Micrografx Common Stock from as low as 560,000 to as high as 1,680,000.

LEGAL PROCEEDINGS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, changes in the product release schedule, acceptance or the lack thereof of the Company's iGrafx(TM) and Image2Web products, growth or the lack thereof in the enterprise solutions business of the Company, changes in distribution channels, changes in the market, new products and announcements from other companies, changes in technology, changes in levels of operating expenses and competition from larger, more established competitors. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

GENERAL

Micrografx, Inc. ("Micrografx" or the "Company") develops and markets graphics software for business use in the areas of process management, technical illustration, and visual commerce. Additionally, the Company desires to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

The Company was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of the Company are located at 8144 Walnut Hill Lane, Suite 1050, Dallas, Texas, 75231, and its telephone number is (469) 232-1000. The Company's U.S. operations are based in Dallas, Texas, with business units located Dallas, Texas, Portland, Oregon and Annapolis, Maryland. International subsidiaries are located in the United Kingdom, France, Germany, Italy, the Netherlands, Switzerland, Australia, and Japan.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,

                                        -----------------------------
                                           2000            1999
                                        ------------   --------------


Net revenues                                  100%           100%
Cost of revenues                               25%            26%
                                               ---            ---
Gross profit                                   75%            74%

Operating expenses:
    Sales and marketing                        57%            76%
    General and administrative                 17%            26%
    Research and development                   18%            25%
                                               ---            ---
Total operating expenses                       92%           127%

Loss from operations                          (17%)          (53%)

Non operating expense,                         (3%)            -
   net

Loss before

   income                                     (20%)          (53%)
   taxes

Income taxes                                    -              1%

Net loss                                      (20%)          (54%)

The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The enterprise process management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The technical graphics category includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products, and related products. The Heritage and other category includes Micrografx Graphics Suite(R), American Greetings(R), CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw(R), and revenues generated by the Company's Image2Web subsidiary.

                                         Three Months Ended September 30,
                                       -------------------------------------
                                          2000       %       1999       %
                                       ----------- ------ ----------- ------

Enterprise process management          $    2,969    43%  $    3,630    43%
Technical graphics                          2,079    32%       2,136    25%
Heritage and other                          1,791    25%       2,756    32%
                                       ----------- ------ ----------- ------
Total net revenues                     $    6,839   100%  $    8,522   100%
                                       =========== ====== =========== ======

ENTERPRISE PROCESS MANAGEMENT REVENUES

Enterprise Process Management ("EPM") revenues were lower as the declining revenues from FlowCharter(R) more than offset the increase in sales of iGrafx Professional(TM) and iGrafx Process(TM). Consistent with a typical product revenue curve, EPM revenues continued to decline in the first fiscal quarter. The iGrafx products were released at the end of the third quarter of fiscal 1999 and sales of the current version peaked in the third quarter of fiscal 2000. Upgraded versions of iGrafx Professional and iGrafx Process are scheduled for release in the second quarter of fiscal 2001. Additionally, two new products, iGrafx Process for Six Sigma(TM) and iGrafx Process Central are also scheduled for release in the second quarter of fiscal 2001. (Six Sigma(TM) is a trademark of Motorola, Inc.) Management believes that recent agreements with certain consulting firms focused on training corporations on Six Sigma(TM) methodologies further validate market opportunities and the value-add of Micrografx products. Revenues from past versions of FlowCharter(R) represent approximately one-third of total EPM revenues, demonstrating the strong brand identity that FlowCharter(R) has developed. Consequently, the Company has decided to name its forthcoming version of process documentation software iGrafx FlowCharter 2000 Professional, while the upgraded version of the simulation tool will be iGrafx Process 2000.

TECHNICAL GRAPHICS REVENUES

Each of the product lines within the technical graphics category were relatively unchanged in year-to-year comparisons. iGrafx Designer sales declined from the fourth quarter of fiscal 2000, consistent with a typical product revenue curve. iGrafx Designer was released in the fourth quarter of fiscal 1999, with localized versions released in the following quarter, and sales of the current version peaked in the second quarter of fiscal 2000. Sales of the Company's ActiveCGM products have been relatively stable as customers are on annual maintenance contracts that must be renewed to continue to use the product with the revenue recognized ratably over the term of the contract.

HERITAGE AND OTHER REVENUES

The significant decline in this category is the result of the Company's change in strategic direction from the consumer market to the enterprise market. The largest decline has resulted from the decreased emphasis on general desktop diagramming and drawing tools such as Graphics Suite(R). The Company also experienced revenue declines from products such as CreataCard(R) and Windows Draw(R) as OEM agreements in place prior to the Cendant and TLC agreements expired during fiscal years 1999 and 2000. Lastly, revenues from retail products such as Picture Publisher(R), Webtricity(TM), and Simply3D(R) have declined as the Company's importance in retail channels has declined. This category also includes an insignificant amount of revenues related to the sale of Image2Web's initial solution, OnSwitch, that was released in August 2000.

GEOGRAPHICAL DISTRIBUTION OF REVENUE

Net revenues by geographical region (in thousands) for the three months ended September 30, 2000, and 1999 were as follows:

                         THREE MONTHS ENDED SEPTEMBER 30,

                     ------------------------------------------
                        2000        %         1999        %
                     -----------  -------  -----------  -------
   Americas            $  3,463      52%     $  3,206      38%
   Europe                 2,792      39%        4,645      54%
   Asia Pacific             584       9%          671       8%
                     -----------  -------  -----------  -------
   Total               $  6,839     100%     $  8,522     100%
                     ===========  =======  ===========  =======

The increase in Americas revenue is primarily due to increased sell-through in the U.S. retail channels which offset a decline in EPM revenues. The decline in European revenues was primarily the result of a decline in Graphics Suite revenues, a heritage product, as well as declines in other products on the backend of the product revenue cycle. European revenues were also negatively impacted by foreign currency exchanges rates. If exchange rates had not changed from their fiscal 2000 levels, European revenues would have been approximately 14% higher. The Asia Pacific decline resulted as sales of iGrafx Professional have not grown sufficiently to offset the decline in FlowCharter revenues. Management believes international revenues may improve as the Company is returning to the strong brand identity that exists with the FlowCharter name.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Exchange rates thus far during fiscal 2001 have had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their fiscal 2000 levels, the Company would have reported approximately $372,000 more in net revenues and the operating loss would have been reduced by $159,000 for the three months ended September 30, 2000. Because European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net loss is less than on revenues.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2000, were $1.7 million, or 25 percent of net revenues, compared to $2.2 million, or 26 percent of net revenues, for the three months ended September 30, 1999. Cost of revenues includes the direct cost of the products manufactured (typically CD-ROMs, manuals, and boxes), external royalties, and the amortization of capitalized software and acquired product rights. The Company made the determination in fiscal 2001 that certain consulting and training costs should be categorized as cost of revenues. These costs were previously reported as sales and marketing operating costs. All periods presented have been restated to conform to the current year presentation.

OPERATING EXPENSES

Sales and marketing expenses have declined to approximately $3.9 million, or 57 percent of net revenues in the three months ended September 30, 2001, as compared to $6.5 million, or 76 percent of net revenues in the same period last year. The Company has reduced its spending on variable programs aimed at the consumer market such as mass market advertisements, and is spending in more targeted ways such as attendance at industry trade shows and advertising in specific industry and vertical market publications. Sales and marketing expenses also declined due to the corporate restructuring and reduction in workforce that occurred on June 30, 2000. The Company expects sales and marketing expenses should continue to decline as a percent of revenues through the end of the fiscal year.

General and administrative expenses for the three months ended September 30, 2000, were $1.1 million, or 17 percent of net revenues, compared to $2.2 million, or 26 percent of net revenues, for the three months ended September 30, 1999. The decrease in general and administrative costs was due to the corporate restructuring and reduction in workforce that occurred on June 30, 2000, whereby the Company reduced its U.S. workforce by approximately forty percent. The Company expects general and administrative costs to remain at the current levels for the near term.

Net research and development expenses for the three months ended September 30, 2000, were $1.2 million, or 18 percent of net revenues, compared to $2.2 million, or 25 percent of net revenues, for the quarter ended September 30, 1999. Gross research and development expenses, before capitalization, for the three months ended September 30, 2000, were $1.7 million, or 24 percent of net revenues, compared to $2.6 million, or 31 percent of net revenues for the quarter ended September 30, 1999. Gross research and development spending has declined as a result of the corporate restructuring and reduction in workforce that occurred on June 30, 2000, and the Company's development of fewer products, all focused on corporate customers. The Company expects research and development expenses to remain at current levels for the near term.

During the three months ended September 30, 2000, the Company capitalized approximately $460,000 in software development costs and amortized approximately $810,000 in software development costs. This compares to capitalization of $660,000 and amortization of approximately $1.1 million during the three months ended September 30, 1999.

For the three months ended September 30, 2000, interest income decreased to approximately $16,000 compared to approximately $28,000 for the three months ended September 30, 1999. Interest expense of approximately $210,000 resulted primarily from the convertible debenture to Intergraph from the InterCAP acquisition as well as the receivable facility. Changes in exchange rates resulted in a loss of approximately $48,000 for the three months ended September 30, 2000 compared to a gain of approximately $137,000 for the three months ended September 30, 1999.

Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is the Company's belief that the realization of the deferred tax assets in the near term is remote. Due to these circumstances, the Company did not record a net tax benefit from the operating loss, and recorded tax expense resulting from taxes due in international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $2.2 million.

For the three months ended September 30, 2000, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of approximately $691,000. The net change in cash for the three months ended September 30, 2000 includes the approximately $1.7 million proceeds from the issuance of Series A Preferred Stock. The Company's loss before interest, taxes, depreciation and amortization, but adjusted for the usage of cash in product development activities was approximately $520,000. In addition to the operating losses, working capital changes and payments reducing the Company's receivable facility accounted for a further reduction in cash of approximately $1.42 million. Capital expenditures for the quarter were approximately $103,000. Interest expense was approximately $210,000 and the reduction in reported cash balances from changes in foreign exchange rates was approximately $119,000. These reductions were offset by proceeds from the issuance of the Company's Series A Preferred Stock of $1.68 million for a net reduction in cash of approximately $691,000.

As reported in the Company's 2000 Annual Report, management continues to examine various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. Such measures include the potential sale of equity or debt securities in one or more private transactions, the sale or spin-off of certain assets to third parties, and/or factoring of international accounts receivable. The failure of the Company to acquire additional external financing could result in severe operational difficulties. Such difficulties could result in a further reduction in workforce, a further reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. The Company believes it should be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

EURO CONVERSION

The Company is addressing issues regarding the European Economic Monetary Union's ("EMU") single eurocurrency (the "Euro") and is currently able to transact business using this currency. The Company intends to convert the appropriate European ledgers to the Euro after fiscal year ended June 30, 2001, and anticipates no material costs associated with this conversion.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the SEC's view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. As amended by SAB 101B, SAB 101 will become effective for the fourth quarter of fiscal 2001. The Company has assessed the impact of SAB 101 and currently believes that the effect, if any, will not be material to the Company's financial position or overall trends in results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report on Form 10-K.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

At August 30, 2000, the Company designated 4,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share. The shares of Series A Preferred Stock are originally convertible into equal shares of Micrografx Common Stock at a price that is initially equal to the purchase price, adjusted for dilutive issuances and market price. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. Up to one-half of the Series A Preferred Stock may be converted into Image2Web, Inc. Common Stock at the investor's option. At September 30, 2000 Image2Web, Inc. was a wholly-owned subsidiary of the Company. On September 5, 2000, the Company received approximately $1.7 million from the issuance of Series A Preferred Stock. The purchasers of the Series A Preferred Stock consisted of certain institutional investors and other unaffiliated parties. The purchasers have the right to appoint two directors to the Company's Board of Directors. At September 30, 2000, 1,120,000 shares of the Company's 10,000,000 authorized shares of Preferred Stock were issued. Exemption from registration was claimed under
Section 4.2 of the Securities Act of 1933 regarding transactions by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)      Reports on Form 8-K:

1. On October 5, 2000 the Company filed a current report on form 8-K reporting a news release dated September 28, 2000 under Item 7 "Exhibits" of the Item 601 of regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MICROGRAFX, INC.

Date:    November 13, 2000                  By: /s/ JOHN M. CARRADINE
                                                ---------------------
                                            John M. Carradine
                                            Chief Financial Officer
                                            and Corporate Secretary

                                INDEX TO EXHIBITS

Exhibit No.                Description

     27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.