Form 10-Q
period 2000-12-31
MICROGRAFX INC
filed 2001-02-14
CIK 756497

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2000

                                       or

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


As of January 31, 2001, 11,606,154 shares of the Company's common stock were outstanding.

================================================================================



                                MICROGRAFX, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                       PAGE

                                     PART I.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                                       3
                  December 31, 2000 (unaudited) and June 30, 2000

                  Consolidated Statements of Operations for the three and six             5
                  months ended December 31, 2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows for the                           6
                  six months ended December 31, 2000 and 1999 (unaudited)

                  Notes to Consolidated Financial Statements                              7

Item 2.           Management's Discussion and Analysis of Financial                       9
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             16

                                    PART II.

Item 1.           Legal Proceedings                                                      16

Item 6.           Exhibits and Reports on Form 8-K                                       17

                  SIGNATURES                                                             18



ITEM 1.  FINANCIAL STATEMENTS



                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In thousands)
                                                  (Unaudited)


                                                                                 DECEMBER 31,    JUNE 30,
                                                                                     2000          2000
                                                                                  -----------   -----------
     ASSETS

     Current assets:
           Cash and cash equivalents                                               $     837     $   2,843
           Accounts receivable, net of allowances of $1,740 and $2,788                 6,794         3,926
           Other current assets                                                        1,382         1,477
                                                                                  -----------   -----------
               Total current assets                                                    9,013         8,246

     Property and equipment, net                                                       1,231         1,570

     Capitalized software development costs, net                                       5,559         5,530

     Acquired product rights, net                                                      1,020         1,612

     Goodwill, net                                                                     1,563         1,749

     Other assets                                                                        676           772
                                                                                  -----------   -----------
               Total assets                                                        $  19,062     $  19,479
                                                                                  ===========   ===========
     See accompanying notes.





                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)
                                                  (Unaudited)



                                                                                DECEMBER 31,     JUNE 30,
                                                                                    2000           2000
                                                                               ---------------  -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
           Accounts payable                                                        $   4,305      $  3,606
           Accrued compensation and benefits                                           1,661         1,597
           Other accrued liabilities                                                   2,440         3,503
           Deferred revenue                                                            1,778         1,584
           Notes payable                                                                 138           138
           Receivable facility                                                           400           767
           Income taxes payable                                                          288           271
                                                                                  -----------   -----------
               Total current liabilities                                              11,010        11,466

     Long-term debt                                                                    5,797         5,797
     Other non-current liabilities                                                       274           437

     Shareholders' equity:
           Preferred stock, $.01 par value, 10,000 shares authorized;
            issued series A convertible 1,120 shares at stated value                   1,680            -
           Common stock, $.01 par value, 20,000 shares authorized;
            12,372 and 12,263 shares issued                                              124           123
           Additional capital                                                         38,222        38,029
           Accumulated deficit                                                       (30,512)      (28,915)
           Accumulated other comprehensive loss                                       (1,734)       (1,659)
           Less - treasury stock (766 shares), at cost                                (5,799)       (5,799)
                                                                                  -----------   -----------
            Total shareholders' equity                                                 1,981         1,779
                                                                                  -----------   -----------
            Total liabilities and shareholders' equity                             $  19,062      $ 19,479
                                                                                  ===========   ===========
     See accompanying notes.






                                                    MICROGRAFX, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (Unaudited)


                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,
                                                       ------------------------------   ------------------------------

                                                             2000             1999            2000             1999
                                                       -------------    -------------   -------------    -------------


     Net revenues                                        $    7,377       $    9,656      $   14,216       $   18,178
     Cost of revenues                                         1,475            2,426           3,178            4,610
                                                       -------------    -------------   -------------    -------------

          Gross profit                                        5,902            7,230          11,038           13,568

     Operating expenses:
        Sales and marketing                                   4,241            6,241           8,156           12,725
        General and administrative                              832            1,754           1,947            3,957
        Net research and development                          1,064            1,631           2,304            3,790
        Restructuring charge                                   (330)               -            (330)               -
                                                       -------------    -------------   -------------    -------------

          Total operating expenses                            5,807            9,626          12,077           20,472

                                                       -------------    -------------   -------------    -------------

     Income (loss) from operations                               95           (2,396)         (1,039)          (6,904)

     Interest income                                              9               15              24               43
     Interest expense                                          (212)            (126)           (421)            (276)
     Other (expense) income, net                                 68               (9)             37              128
                                                       -------------    -------------   -------------    -------------

          Total non operating expense                          (135)            (120)           (360)            (105)

                                                       -------------    -------------   -------------    -------------

     Loss before income taxes                                   (40)          (2,516)         (1,399)          (7,009)

     Income tax provision                                       125              159             166              275

                                                       -------------    -------------   -------------    -------------

     Net loss                                                  (165)          (2,675)         (1,565)          (7,284)

     Preferred stock dividends                                  (25)               -             (32)               -

                                                       -------------    -------------   -------------    -------------

     Net loss applicable to common shareholders          $     (190)      $   (2,675)     $   (1,597)      $   (7,284)
                                                       =============    =============   =============    =============


     Basic and diluted loss per common share             $    (0.02)      $    (0.24)     $    (0.14)      $    (0.64)
                                                       =============    =============   =============    =============


     See accompanying notes.






                                               MICROGRAFX, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (In thousands)
                                                 (Unaudited)


                                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                                 2000                 1999
                                                                           -----------------   -------------------
Cash flows from operating activities:

Net loss                                                                     $  (1,565)          $  (7,284)
Adjustments to reconcile net loss to net cash
    Provided by operating activities:

      Depreciation and amortization                                              2,269               3,601
      Deferred income taxes and other                                                3                  52
      Restructuring accrual                                                       (704)                  -
      Changes in operating assets and liabilities:

           Accounts receivable                                                  (2,867)              1,148
           Inventories                                                             126                 (91)
           Other current assets                                                   (290)                121
           Payables and accruals                                                   394                (464)
           Deferred revenue                                                        194                  25
           Income taxes payable                                                    276                  98

                                                                           -----------------   -------------------
                Net cash used in operating activities                           (2,164)             (2,794)
                                                                           -----------------   -------------------

Cash flows from investing activities:

      Proceeds from maturities of short-term investments                             -               3,399
      Purchases of short-term investments                                            -              (1,039)
      Capitalization of software development costs and
           purchases of acquired product rights                                   (923)             (1,592)
      Purchases of property and equipment, net                                    (243)             (1,435)

                                                                           -----------------   -------------------
                Net cash used in investing activities                           (1,166)               (667)
                                                                           -----------------   -------------------

Cash flows from financing activities:

      Proceeds from preferred stock issuance                                     1,680                   -
      Proceeds from employee stock programs                                         86                 255
      Payment on receivable facility                                              (367)                  -
      Payments of notes payable                                                      -              (2,500)
                                                                           -----------------   -------------------
                Net cash provided by (used in) financing activities              1,399              (2,245)
                                                                           -----------------   -------------------

Effect of exchange rates on cash and cash equivalents                              (75)                  5
                                                                           -----------------   -------------------

Net decrease in cash and cash equivalents                                       (2,006)             (5,701)
Cash and cash equivalents, beginning of period                                   2,843               8,819
                                                                           -----------------   -------------------
Cash and cash equivalents, end of period                                     $     837           $   3,118
                                                                           =================   ===================
See accompanying notes.


                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at December 31, 2000, and for the three and six-month periods ended December 31, 2000, and 1999 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying consolidated balance sheet at June 30, 2000 is derived from the audited consolidated financial statements for the year ended June 30, 2000. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, included in the 2000 Annual Report to Shareholders. The results of operations for the three and six-month periods ended December 31, 2000, are not necessarily indicative of results to be expected for the year ending June 30, 2001.

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

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" established rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss is approximately $121,000 and $1.6 million for the three and six months ended December 31, 2000, respectively, compared to comprehensive loss of approximately $2.7 million and $7.3 million for the three and six months ended December 31,1999.

RESTRUCTURING CHARGE
In the fourth quarter of fiscal 2000, the Company recorded charges for restructuring and asset writedowns of approximately $9.9 million. The restructuring initiatives involved the Company's elimination of 74 employee positions, the relocation of the Allen, Texas workforce from the existing corporate headquarters to a smaller facility, the decision to abandon the development and marketing of certain products and the writedown of certain long-lived assets, including goodwill. See the details of the restructuring charge and writedown of long-lived assets in the "Company's Annual Report on Form 10-K" for fiscal year June 30, 2000. At December 31, 2000, there is no remaining restructuring accrual, as compared to the September 30, 2000 balance of approximately $449,000. The reduction in the restructuring accrual in the second quarter of fiscal 2001 resulted from cash payments for restructuring related items, the reversal of charges totaling $330,000 due to the re-evaluation of expected costs associated with certain leased assets and costs associated with stock warrants issued in terminating the Allen building lease.

PREFERRED STOCK
At August 30, 2000, the Company designated 4,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share. The shares of Series A Preferred Stock are originally convertible into equal shares of Micrografx Common Stock at a price that is initially equal to the purchase price, adjusted for dilutive issuances and changes in market price of the Micrografx common stock. Up to one-half of the Series A Preferred Stock may be converted into Image2Web, Inc. Common Stock at the investor's option. Image2Web, Inc. is a wholly-owned subsidiary of the Company. On September 5, 2000, the Company received approximately $1.7 million from the issuance of Series A Preferred Stock. The purchasers of the Series A Preferred Stock consisted of certain institutional investors and other unaffiliated parties. The holders of the Series A Preferred Stock have the right to appoint two directors to the Company's Board of Directors. At December 31, 2000, 1,120,000 shares of the Company's 10,000,000 authorized shares of Preferred Stock were issued.

In February 2001 the terms of the Series A Preferred Stock were amended whereby the company has full control over the redemption provisions. As such, the Series A Preferred Stock has been classified in shareholders equity at December 31, 2000.

LOSS PER SHARE
Loss per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                      --------------------------    ------------------------
                                                        2000            1999          2000          1999
                                                      ----------     -----------      ---------    -----------
   Numerator:
     Net loss applicable to common shareholders        $ (190)        $(2,675)        $(1,597)     $(7,284)

   Denominator:
     Weighted average shares                           11,564          11,358          11,531       11,341
                                                      ----------     -----------     -----------    -----------

   Basic and diluted loss per share                    $(0.02)         $(0.24)        $ (0.14)      $(0.64)
                                                      ==========     ===========      =========    =========


Options and convertible securities to purchase approximately 5,403,041 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for the three and six months ended December 31, 2000. These included all options outstanding as of December 31, 2000, plus 579,700 shares related to the subordinated convertible debentures issued in connection with the InterCAP Graphics Systems, Inc. ("InterCAP") acquisition as well as 1,120,000 shares related to the Series A Preferred Stock issuance. Due to adjustment factors, the Preferred shares are convertible into a range of shares of Micrografx Common Stock from as low as 560,000 to as high as 1,680,000.

LEGAL PROCEEDINGS
In December 2000, the Company entered into a settlement agreement with THINK New Ideas, Inc. (THINK) and agreed to compensate THINK with a cash and stock payment valued at approximately $113,000. Prior estimates of the expected cost associated with the THINK litigation were modified at December 31, 2000 to reflect the terms of settlement.

On February 5, 2001, the Company received from the United States District Court a notice dated January 19, 2001, that Hallmark Inc. had voluntarily dismissed its patent infringement lawsuit filed against American Greetings Inc. on June 6, 2000. The lawsuit had asserted that American Greetings infringed two of Hallmark's patents. American Greetings gave notice to Micrografx pursuant to the Master Agreement between Micrografx and American Greetings, a provision of which contains an agreement by Micrografx to indemnify American Greetings in certain circumstances. No estimated loss was recorded by Micrografx when the lawsuit was filed, nor was any potential loss estimable or recorded subsequently. Accordingly, the dismissal of the lawsuit has had no bearing on the results of operations in the quarter ended December 31, 2000.

The Company is party to various other legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

SUBSEQUENT EVENT
In January 2001, the Company received approximately $800,000 from the issuance of short-term convertible notes payable. The notes, which bear interest at 8% per annum, will be classified as current liabilities because they mature on April 30, 2001. As part of a larger capital funding program, it is the Company's intention to convert these notes into either common or preferred stock before maturity.

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

OVERVIEW
Micrografx, Inc. ("Micrografx" or the "Company") develops and markets software for business use in the areas of process management, management of technical graphics, and visual commerce. Additionally, the Company desires to leverage its technology base by partnering with organizations to maximize the distribution and value of its intellectual property.

Historically, the Company has developed and marketed a variety of graphics oriented software products. These products included various technologies for flowcharting, process simulation, and technical drawing, image editing, 3D object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market. In fiscal year 1997, management and the board of directors concluded that Micrografx did not have the critical mass to continue supporting the number of technologies it was pursuing. It was determined that the greatest future value was in pursuing solutions for the corporate market and in de-emphasizing the consumer market. While pursuing this change in direction, the challenge has been to achieve profitability in the face of phasing out technologies that did not fit into the long-term strategy of the Company and changing the internal infrastructure and employee skill sets to line up with the Company's long-term strategy.

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

RECENT DEVELOPMENTS
On October 17, 2000, the Company received a Nasdaq Staff Determination that the Company was not in compliance with the minimum $4,000,000 net tangible assets requirement as set forth in Marketplace Rule 4450(a)(3). In response to this determination, on October 31, 2000 the Company submitted for Staff review its plan for regaining compliance with the requirements. On December 11, 2000, the Company was notified by Nasdaq that the plans described by the Company did not provide reasonable assurance that the Company will be able to comply with the continued listing requirements in the near term. The Company was granted an oral hearing from a Nasdaq Listing Qualifications Panel to review the Staff Determination, and has been advised by Nasdaq that pending completion of the appeal process, its common stock will continue to be listed on the Nasdaq National Market. The oral hearing occurred on January 25, 2001 at which time the Company presented additional items relating to its plan for regaining compliance. The Nasdaq Listing Qualifications Panel is currently reviewing the additional information and has indicated that it will notify the Company, within the next 7 to 21 days, of its decision.

There can be no assurance that the Panel will grant the Company's request for continued listing. In the event the Panel determines to delist the Company's common stock, the Company will not be notified until the delisting has become effective and the Company would then attempt to have its common stock traded on a different exchange. A delisting of the Company's common stock may have a negative effect on its price and liquidity.

In October 2000, James L. Hopkins was appointed Chief Executive Officer and Chairman of the Board for Micrografx replacing Douglas M. Richard. Mr. Hopkins previously served as Managing Director of the Austin office of Hoak, Breedlove, Wesneski, LLC, a private investment-banking firm headquartered in Dallas, Texas. From May 1999 to September 1999 he served as Senior Vice President of Finance and Strategic Planning and as a Director of 3dfx Interactive, Inc. From January 1995 through May 1999. Mr. Hopkins served as a Director and as Chief Financial Officer and Vice President of Strategic Marketing of STB Systems, Inc., a manufacturer of graphics technology for personal computers.

Effective November 1, 2000, the Company appointed George W. Macintyre and P. Michael Sullivan to serve on the Micrografx Board of Directors. Since August 2000, Mr. Macintyre has been the President and CEO of Adhesive Software, Inc., in Austin, Texas. Adhesive Software is a developer of solutions for deploying and managing complex web sites. Prior to joining Adhesive he was Senior Vice President of Corporate Strategy with Inprise/Borland, a provider of internet access infrastructure and application development tools. Mr. Sullivan is an independent investor and businessman in Dallas, Texas. He was most recently Chief Financial Officer of ErgoBilt, Inc., a manufacturer and marketer of customized ergonomic products for businesses and home offices. Prior to that position, he was Chief Financial Officer, Secretary, and Treasurer for USDATA Corporation.

In December 2000, the Company entered into a settlement agreement with THINK New Ideas, Inc. (THINK) and agreed to compensate THINK with a cash and stock payment valued at approximately $113,000. Prior estimates of the expected cost associated with the THINK litigation were modified at December 31, 2000 to reflect the terms of settlement.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                        DECEMBER 31,                  DECEMBER 31,
                                 ---------------------------- -----------------------------
                                      2000         1999            2000          1999
                                 ------------ --------------- ------------- ---------------


Net revenues                           100%         100%            100%          100%

Cost of revenues                        20%          25%             22%           25%
                                        ---          ---             ---           ---
Gross profit                            80%          75%             78%           75%

Operating expenses:
    Sales and marketing                 58%          65%             57%           70%
    General and administrative          11%          18%             14%           22%
    Research and development            14%          17%             16%           21%
    Restructuring charge                (4%)           -             (2%)           -
                                        ----    --------             ----     ---------
Total operating expenses                79%         100%             85%          113%

Income (loss) from operations            1%         (25%)            (7%)         (38%)

Non operating

   (expense)                            (1%)         (1%)            (3%)           -
   income, net

(Loss) income before

   income                                  -        (26%)           (10%)         (38%)
   taxes

Income taxes                             2%           2%              1%            2%

Net loss                                (2%)        (28%)           (11%)         (40%)


The following table sets forth net revenues by product category and the percentage relationship to total net revenues. The Enterprise Process Management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The Technical Illustration category includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products, and related products. The Heritage and other category includes Micrografx Graphics Suite(R), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), and revenues generated by the Company's Image2Web subsidiary.

                                         Three Months Ended December 31,          Six Months Ended December 31,
                                     ----------------------------------------  -------------------------------------
                                          2000        %        1999       %        2000       %       1999       %
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------

Enterprise Process Management          $  3,280      44%    $  3,788     39%    $   6,249    44%   $   7,418    41%
Technical Illustration                    2,194      30%       3,125     32%        4,273    30%       5,261    29%
Heritage and other                        1,903      26%       2,743     29%        3,694    26%       5,499    30%
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------
Total net revenues                     $  7,377     100%    $  9,656    100%   $   14,216   100%  $   18,178   100%
                                     ============ ======= ===========  ======  =========== ====== =========== ======



ENTERPRISE PROCESS MANAGEMENT REVENUES

Enterprise Process Management ("EPM") revenues were lower in the second fiscal quarter of 2001, than in the same period of fiscal 2000 because revenues from sales of FlowCharter(R) declined 57%, more than offsetting the 47% increase in sales of iGrafx Professional(TM) and iGrafx Process(TM). However, revenues in the second quarter of fiscal 2001 reflected an increase from the first quarter of 2001 due to growth in the newer products. Management believes that its EPM related revenue base will continue to grow in the future as more companies adopt business process and quality related programs such as Six Sigma(TM) (Six Sigma is a trademark of Motorola, Inc.). Management also believes that it can expand the scope of process related activities addressed by its software products (i.e. ISO compliance, Activity Based Costing, etc.) and is evaluating marketing opportunities such as co-marketing arrangements, joint ventures, partnerships, joint development agreements, and OEM arrangements with other companies. Management believes that recent agreements with certain "Six Sigma" consulting firms evidences the market opportunities and the value-added nature of Micrografx products.

Upgraded versions of iGrafx Professional (re-named iGrafx FlowCharter 2000 Professional to capitalize on the historically strong brand identity of the FlowCharter(R) name) and iGrafx Process (re-named iGrafx Process 2000) were released at the end of the second quarter of fiscal 2001. Additionally, two new products, iGrafx Process for Six Sigma(TM) and iGrafx Process Central were also released at the end of the second quarter of fiscal 2001. Management expects all of these products to contribute significantly to revenue growth in the near term.

TECHNICAL ILLUSTRATION REVENUES
Technical illustration revenues were lower in the second quarter of fiscal 2001 than in the second quarter of fiscal 2000 primarily because sales of iGrafx Designer and Micrografx Designer declined. iGrafx Designer was released in the fourth quarter of fiscal 1999, with localized versions released in the following quarter, and sales of the current version peaked in the second quarter of fiscal 2000. The Company has plans to release an upgrade to the iGrafx Designer product within the next six months.

Sales of the Company's ActiveCGM products have been relatively stable as most of the users for these products are subject to annually renewable maintenance contracts. Revenue for the maintenance contracts is recognized ratably over the term of the contract providing consistency over time.

HERITAGE AND OTHER REVENUES
Revenues declined in this category because of the Company's change in strategic direction from the consumer market to the enterprise market. The largest decline has resulted from the decreased emphasis on general desktop diagramming and drawing tools such as Graphics Suite 2(R). The Company also experienced revenue declines from products such as Windows Draw(R) which were subject to OEM agreements in place prior to the Cendant and TLC agreements. Most of the OEM arrangements expired during fiscal years 1999 and 2000. Lastly, revenues from retail products such as Picture Publisher(R), Webtricity(TM), and Simply3D(R) have declined as the Company's marketing efforts in the retail channel have been reduced.

GEOGRAPHICAL DISTRIBUTION OF REVENUE
Net revenues by geographical region (in thousands) for the three and six months ended December 31, 2000, and 1999 were as follows:

                     THREE MONTHS ENDED DECEMBER 31,                 SIX MONTHS ENDED DECEMBER 31,

                 -----------------------------------------     ------------------------------------------
                      2000       %        1999         %           2000        %         1999        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Americas        $  3,145      43%     $  3,390      35%       $  6,609      47%     $  6,596      36%
   Europe             3,806      51%        5,342      55%          6,598      46%        9,987      55%
   Asia Pacific         426       6%          924      10%          1,009       7%        1,595       9%
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Total           $  7,377     100%     $  9,656     100%       $ 14,216     100%     $ 18,178     100%
                 ============  ======  ===========  =======    ===========  =======  ===========  =======



Americas revenue is comparatively unchanged in both the three and six months periods as increased sell-through in the U.S. retail channels offset a decline in EPM revenues. The decline in European revenues was primarily the result of a decline in Graphics Suite revenues, a heritage product, and declines in other product versions significantly past the height of the product revenue cycle. European revenues were also negatively impacted by foreign currency exchanges rates. If exchange rates had not changed from their fiscal 2000 levels, European revenues would have been approximately 13% higher for the three months ended December 31, 2000. The Asia Pacific decline resulted as sales of iGrafx Professional have not grown sufficiently to offset the decline in FlowCharter revenues. Management believes international revenues may improve as the Company is returning to the strong brand identity that exists with the FlowCharter name.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Exchange rates thus far during fiscal 2001 have had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their fiscal 2000 levels, the Company would have reported approximately $485,000 and $857,000 more in net revenues for the three and six months ended December 31, 2000, respectively. Additionally, the operating loss would have been reduced by $107,000 and $210,000 for the three and six months ended December 31, 2000. Because European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net loss is less than on revenues.

COST OF REVENUES
Cost of revenues for the three months ended December 31, 2000, were $1.5 million, or 20 percent of net revenues, compared to $2.4 million, or 25 percent of net revenues, for the three months ended December 31, 1999. Cost of revenues includes the direct cost of the products manufactured (typically CD-ROMs, manuals, and boxes), external royalties, and the amortization of capitalized software and acquired product rights. The Company made the determination in fiscal 2001 that certain consulting and training costs should be categorized as cost of revenues. These costs were previously reported as sales and marketing operating costs. All periods presented have been restated to conform to the current year presentation.

OPERATING EXPENSES
Sales and marketing expenses declined to approximately $4.2 million, or 57 percent of net revenues in the three months ended December 31, 2000, compared to $6.2 million, or 65 percent of net revenues in the same period last year. The reduction in selling costs resulted primarily from a reduced direct sales force in the United States, curtailed spending for variable marketing costs, particularly in Europe, and generally tighter spending controls throughout the Company's worldwide sales organization. The Company expects sales and marketing expenses to continue to decline as a percent of revenues through the end of the fiscal year.

General and administrative expenses for the three months ended December 31, 2000, were approximately $832,000, or 11 percent of net revenues, compared to $1.8 million, or 18 percent of net revenues, for the three months ended December 31, 1999. The decrease in general and administrative costs is primarily due to the corporate restructuring and reduction in workforce that occurred on June 30, 2000, whereby the Company reduced its U.S. workforce by approximately forty percent. The Company expects general and administrative costs to remain at the current levels for the near term.

Net research and development expenses for the three months ended December 31, 2000, were $1.1 million, or 14 percent of net revenues, compared to $1.6 million, or 17 percent of net revenues, for the quarter ended December 31, 1999. Gross research and development expenses, before capitalization, for the three months ended December 31, 2000, were $1.5 million, or 20 percent of net revenues, compared to $2.5 million, or 25 percent of net revenues for the quarter ended December 31, 1999. Gross research and development spending has declined as a result of the corporate restructuring and reduction in workforce that occurred on June 30, 2000, and the Company's development of fewer products, all focused on corporate customers. The Company expects research and development expenses to remain at current levels for the near term.

During the three months ended December 31, 2000, the Company capitalized approximately $400,000 in software development costs and amortized approximately $450,000 in software development costs. This compares to capitalization of $800,000 and amortization of approximately $700,000 during the three months ended December 31, 1999.

For the three months ended December 31, 2000, interest income was relatively unchanged compared with the three months ended December 31, 1999. Interest expense of approximately $212,000 resulted primarily from the convertible debenture to Intergraph from the InterCAP acquisition as well as the Company's receivable facility. Changes in exchange rates resulted in a gain of approximately $68,000 for the three months ended December 31, 2000 compared to a loss of approximately $9,000 for the three months ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $837,000. For the six months ended December 31, 2000, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of approximately $2.0 million. The net change in cash for the six months ended December 31, 2000 includes approximately $2.2 million of cash used in operations, approximately $1.2 million of cash used in product development activities and approximately $1.7 million proceeds from the issuance of Series A Preferred Stock.

Cash used in operations during the first and second fiscal quarters was approximately equal. However, during the first quarter, the principal negative factor in the operational cash usage was the Company's net loss of $1.4 million. Also in the first quarter, the net change in operating assets and liabilities resulted in an additional cash usage of approximately $884,000. Conversely, in the second quarter, the Company's net loss was $165,000, an improvement of $1.24 million. However, the net change in operating assets and liabilities during this period was an increase of approximately $1.1 million. The increase in operating assets and liabilities was caused principally by higher accounts receivable which are expected to be collected in the third fiscal quarter. Therefore, assuming that results of operations were to remain the same or improve from the second quarter results, management expects that cash used in operations will improve in the third quarter of fiscal 2001.

The Company has been successful in the following areas of its plan to reduce the rate of cash usage, as detailed in the Company's 2000 Annual Report:

o Quarterly cash operating expenses (operating costs before consideration of capitalized software development and amortization) have declined from approximately $9.4 million for the three months ended June 30, 2000 to approximately $6.2 million for the three months ended December 31, 2000. The 34% decline resulted primarily from lower personnel costs due to the June 30, 2000 restructuring and from lower rent and related operating expenses due to the move of the corporate headquarters to smaller leased space.

o Management had expected revenues to decline during the first fiscal quarter and to improve during the second fiscal quarter. These expectations were met and management continues to believe that revenues will increase sequentially in the third quarter of fiscal 2001.

o Capital spending has been restricted in fiscal year 2001 to requirements for replacement only. Capital expenditures for the first six months of fiscal 2001 were approximately $243,000, compared to approximately $1.4 million for the first six months of fiscal 2000. Management does not expect a material change in the level of capital spending for the remainder of fiscal 2001.

In January 2001, the Company received approximately $800,000 from the issuance of short-term convertible notes payable. The notes, which bear interest at 8% per annum, will be classified as current liabilities because they mature on April 30, 2001. As part of a larger capital funding program, it is the Company's intention to convert these notes into either common or preferred stock before maturity.

As reported in the Company's 2000 Annual Report, management continues to examine various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. In addition to the potential sale of equity discussed above, management is also evaluating other sources of capital including the issuance of debt securities in one or more private transactions, the sale or spin-off of certain assets to third parties, and/or factoring of international accounts receivable. The failure of the Company to acquire additional external financing could result in severe operational difficulties. Such difficulties could result in a further reduction in workforce, a further reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. The Company believes it should be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended December 31, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In December 2000, the Company entered into a settlement agreement with THINK New Ideas, Inc. (THINK) and agreed to compensate THINK with a cash and stock payment valued at approximately $113,000. Prior estimates of the expected cost associated with the THINK litigation were modified at December 31, 2000 to reflect the terms of settlement.

On February 5, 2001, the Company received from the United States District Court a notice dated January 19, 2001, that Hallmark Inc. had voluntarily dismissed its patent infringement lawsuit filed against American Greetings Inc. on June 6, 2000. The lawsuit had asserted that American Greetings infringed two of Hallmark's patents. American Greetings gave notice to Micrografx pursuant to the Master Agreement between Micrografx and American Greetings, a provision of which contains an agreement by Micrografx to indemnify American Greetings in certain circumstances. No estimated loss was recorded by Micrografx when the lawsuit was filed, nor was any potential loss estimated or recorded subsequently. Accordingly, the dismissal of the lawsuit has had no bearing on the results of operations in the quarter ended December 31, 2000.

The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3 Amendment to Statement of Resolution Establishing Series of Preferred Stock of Micrografx, Inc (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000)

10   Form of Convertible Promissory Note agreement dated January 12, 2001.

27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.

(b)      Reports on Form 8-K:

1. On December 20, 2000 the Company filed a current report on form 8-K reporting a news release dated December 18, 2000 under Item 7 "Exhibits" of the Item 601 of regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MICROGRAFX, INC.

Date:    February 14, 2001                     By:      /s/ JOHN M. CARRADINE
                                                  ---------------------------
                                               John M. Carradine
                                               Chief Financial Officer
                                               and Corporate Secretary

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

3 Amendment to Statement of Resolution Establishing Series of Preferred Stock of Micrografx, Inc (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000)

10   Form of Convertible Promissory Note agreement dated January 12, 2001.

27 The Financial Data Schedule required by Item 601(b)(27) of Regulation S-K has been included with the electronic filing of this Form 10-Q.