Form 10-Q
period 2001-03-31
MICROGRAFX INC
filed 2001-05-10
CIK 756497

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

                  For the quarterly period ended March 31, 2001

                                       or

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


As of April 30, 2001, 11,846,669 shares of the Company's common stock were outstanding.
================================================================================




                                MICROGRAFX, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                       PAGE

                                     PART I.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                                       3
                  March 31, 2001 (unaudited), and June 30, 2000

                  Consolidated Statements of Operations for the three and nine            5
                  months ended March 31, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows for the                           6
                  nine months ended March 31, 2001 and 2000 (unaudited)

                  Notes to Consolidated Financial Statements                              7

Item 2.           Management's Discussion and Analysis of Financial                       9
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             16

                                    PART II.

Item 1.           Legal Proceedings                                                      16

Item 4.           Submission of Matters to a vote of Security Holders                    17

Item 6.           Exhibits and Reports on Form 8-K                                       17

                  SIGNATURES                                                             18



ITEM 1.  FINANCIAL STATEMENTS

                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                (In thousands)
                                                  (Unaudited)

                                                                                  MARCH 31,      JUNE 30,
                                                                                     2001          2000
                                                                                  -----------   -----------
     ASSETS

     Current assets:
           Cash and cash equivalents                                               $  2,745      $   2,843
           Accounts receivable, net of allowances of $1,740 and $2,788                4,556          3,926
           Other current assets                                                       1,245          1,477
                                                                                  -----------   -----------
               Total current assets                                                   8,546          8,246

     Property and equipment, net                                                      1,028          1,570

     Capitalized software development costs, net                                      5,634          5,530

     Acquired product rights, net                                                       957          1,612

     Goodwill, net                                                                    1,470          1,749

     Other assets                                                                       622            772
                                                                                  -----------   -----------
               Total assets                                                        $ 18,257      $  19,479
                                                                                  ===========   ===========
     See accompanying notes.




                                               MICROGRAFX, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)
                                                  (Unaudited)


                                                                                 MARCH 31,       JUNE 30,
                                                                                    2001           2000
                                                                               ---------------  -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
           Accounts payable                                                        $  3,320      $   3,606
           Accrued compensation and benefits                                          1,508          1,597
           Other accrued liabilities                                                  1,996          3,503
           Deferred revenue                                                           2,284          1,584
           Subordinated Convertible Debenture                                         5,797              -
           Notes payable                                                                837            138
           Receivable facility                                                           49            767
           Income taxes payable                                                         134            271
                                                                                  -----------   -----------
               Total current liabilities                                             15,925         11,466

     Long-term debt                                                                       -          5,797
     Other non-current liabilities                                                      234            437

     Shareholders' equity:
           Preferred stock, $.01 par value, 10,000 shares authorized;
            issued series A convertible 1,120 shares at stated value                  1,680             -
           Common stock, $.01 par value, 20,000 shares authorized;
            12,612 and 12,263 shares issued                                             126            123
           Additional capital                                                        38,375         38,029
           Accumulated deficit                                                      (30,549)       (28,915)
           Accumulated other comprehensive loss                                      (1,735)        (1,659)
           Less - treasury stock (766 shares), at cost                               (5,799)        (5,799)
                                                                                  -----------   -----------
            Total shareholders' equity                                                2,098          1,779
                                                                                  -----------   -----------
            Total liabilities and shareholders' equity                             $ 18,257      $  19,479
                                                                                  ===========   ===========
     See accompanying notes.






                                                    MICROGRAFX, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (Unaudited)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 MARCH 31,                      MARCH 31,
                                                       ------------------------------   ------------------------------
                                                            2001             2000            2001             2000
                                                       -------------    -------------   -------------    -------------

     Net revenues                                         $   8,392     $      9,932      $   22,608      $    28,110
     Cost of revenues                                         1,362            2,241           4,540            7,019
                                                       -------------    -------------   -------------    -------------
          Gross profit                                        7,030            7,691          18,068           21,091

     Operating expenses:
        Sales and marketing                                   4,021            5,694          12,177           18,251
        General and administrative                            1,142            1,641           3,089            5,598
        Net research and development                          1,024            1,879           3,328            5,669
        Restructuring charge                                      -                -            (330)               -
                                                       -------------    -------------   -------------    -------------
          Total operating expenses                            6,187            9,214          18,264           29,518
                                                       -------------    -------------   -------------    -------------
     Income (loss) from operations                              843           (1,523)           (196)          (8,427)

     Interest income                                             22                7              46               50
     Interest expense                                          (261)            (142)           (683)            (418)
     Other (expense) income, net                               (401)            (123)           (363)               5
                                                       -------------    -------------   -------------    -------------
          Total non operating expense                          (640)            (258)         (1,000)            (363)
                                                       -------------    -------------   -------------    -------------
     Income (loss) before income taxes                          203           (1,781)         (1,196)          (8,790)

     Income tax provision                                        85              188             251              463
                                                       -------------    -------------   -------------    -------------
     Net income (loss)                                          118           (1,969)         (1,447)          (9,253)

     Preferred stock dividends                                  (25)               -             (58)               -
                                                       -------------    -------------   -------------    -------------
     Net income (loss) applicable to common
     shareholders                                         $      93     $     (1,969)     $   (1,505)     $    (9,253)

                                                       =============    =============   =============    =============

     Basic and diluted income (loss) per common share
                                                          $    0.01      $     (0.17)     $    (0.13)      $    (0.81)
                                                       =============    =============   =============    =============

     See accompanying notes.





                                               MICROGRAFX, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)
                                                                                 NINE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                                 2001                 2000
                                                                           -----------------   -------------------
Cash flows from operating activities:
Net loss                                                                     $  (1,447)          $  (9,253)
Adjustments to reconcile net loss to net cash
    Provided by operating activities:
      Depreciation and amortization                                              3,162               5,404
      Deferred income taxes and other                                              (44)                 63
      Restructuring accrual                                                       (704)                  -
      Changes in operating assets and liabilities:
           Accounts receivable                                                    (675)              1,425
           Inventories                                                             202                 (58)
           Other current assets                                                   (229)                600
           Payables and accruals                                                (1,113)                (34)
           Deferred revenue                                                        701                 160
           Income taxes payable                                                    122                (131)
                                                                           -----------------   -------------------
                Net cash used in operating activities                              (25)             (1,824)
                                                                           -----------------   -------------------

Cash flows from investing activities:
      Proceeds from maturities of short-term investments                             -               3,440
      Purchases of short-term investments                                            -              (1,039)
      Capitalization of software development costs and
           purchases of acquired product rights                                 (1,460)             (2,434)
      Purchases of property and equipment, net                                    (289)             (1,671)
                                                                           -----------------   -------------------
                Net cash used in investing activities                           (1,749)             (1,704)
                                                                           -----------------   -------------------

Cash flows from financing activities:
      Proceeds from preferred stock issuance                                     1,680                   -
      Proceeds from employee stock programs                                         93                 348
      (Payments) proceeds on receivable facility                                  (719)              1,082
      Proceeds (payments) of notes payable                                         699              (2,600)
                                                                           -----------------   -------------------
                Net cash provided by (used in) financing activities              1,753              (1,170)
                                                                           -----------------   -------------------

Effect of exchange rates on cash and cash equivalents                              (77)                (27)
                                                                           -----------------   -------------------

Net decrease in cash and cash equivalents                                          (98)             (4,726)
Cash and cash equivalents, beginning of period                                   2,843               8,819
                                                                           -----------------   -------------------
Cash and cash equivalents, end of period                                     $   2,745           $   4,093
                                                                           =================   ===================
See accompanying notes.


                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Micrografx, Inc., and subsidiaries (the "Company") at March 31, 2001, and for the three and nine-month periods ended March 31, 2001, and 2000 are unaudited but reflect all adjustments, which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The accompanying consolidated balance sheet at June 30, 2000 is derived from the audited consolidated financial statements for the year ended June 30, 2000. The accompanying financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, included in the 2000 Annual Report to Shareholders. The results of operations for the three and nine-month periods ended March 31, 2001, are not necessarily indicative of results to be expected for the year ending June 30, 2001.

CHANGE IN ESTIMATE
During the quarter, the Company reevaluated the amortization period of its capitalized software for its Image2Web products. As a result, the amortization period was adjusted from eighteen months to forty-eight months, which is consistent with other amortization periods within Micrografx. The Image2Web technology automates the lengthy and complex processes necessary to prepare, maintain and personalize product information for e-commerce with a special focus on product imagery. This solution also allows the customer to fully utilize their content from syndication, to personalization to repurposing old content to new mediums like the web. As result of the change, the Company recorded amortization expense of approximately $30,000. Had the change in estimate not occurred, the Company would have recorded amortization expense of approximately $90,000. Unamortized capitalized software for Image2Web at March 31, 2001 was approximately $421,000.

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

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" established rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive income is approximately $116,000 and comprehensive loss is approximately $1.5 million for the three and nine months ended March 31, 2001, respectively, compared to comprehensive loss of approximately $2.0 million and $9.3 million for the three and nine months ended March 31, 2000.

NOTES PAYABLE
In January 2001, the Company received approximately $800,000 from the issuance of short-term convertible notes payable. The notes, which bear interest at 8% per annum, are classified as current liabilities at March 31, 2001 because the original agreements have a maturity date of April 30, 2001. On April 30, 2001, the notes payable were amended and the maturity date was extended to May 31, 2001. As part of a larger capital funding program, it is the Company's intention to convert these notes into either common or preferred stock before maturity.

PREFERRED STOCK
In the first quarter of fiscal 2001, the Company designated 4,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share. The shares of Series A Preferred Stock are originally convertible into equal shares of Micrografx Common Stock at a price that is initially equal to the purchase price, adjusted for dilutive issuances and changes in market price of the Micrografx common stock. Up to one-half of the Series A Preferred Stock may be converted into Image2Web, Inc. Common Stock at the investor's option. Image2Web, Inc. is a wholly-owned subsidiary of the Company. The purchasers of the Series A Preferred Stock consisted of certain institutional investors and other unaffiliated parties. The Company issued 1,120,000 shares in September, 2000 receiving net proceeds of $1,680,000.

INCOME (LOSS) PER SHARE
Income (loss) per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                          Three Months Ended            Nine Months Ended
                                                               March 31,                    March 31,
                                                       --------------------------    ------------------------
                                                         2001            2000          2001          2000
                                                       ----------     -----------    ---------    -----------
   Numerator:
     Net income (loss) applicable to common
       shareholders                                    $     93       $ (1,969)      $ (1,505)    $ (9,253)
   Denominator:
     Denominator for basic earnings per
          share - weighted average shares                11,761         11,436         11,606       11,372
     Effect of dilutive employee stock options               33              -              -            -
                                                       --------       ---------      ---------    ---------
     Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions                 11,794         11,436         11,606       11,372

   Basic and diluted income (loss) per share           $   0.01       $  (0.17)      $  (0.13)    $  (0.81)
                                                       ========       =========      =========    =========




Options and convertible securities to purchase approximately 5,467,574 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for the three and nine months ended March 31, 2001. These included 3,767,874 options outstanding as of March 31, 2001, plus 579,700 shares related to the subordinated convertible debentures issued in connection with the InterCAP Graphics Systems, Inc. ("InterCAP") acquisition as well as 1,120,000 shares related to the Series A Preferred Stock issuance. Due to adjustment factors, the Preferred shares are convertible into a range of shares of Micrografx Common Stock from as low as 1,120,000 to as high as 1,680,000.

LEGAL PROCEEDINGS
On February 5, 2001, the Company received from the United States District Court a notice dated January 19, 2001, that Hallmark Inc. had voluntarily dismissed its patent infringement lawsuit filed against American Greetings Inc. on June 6, 2000. The lawsuit had asserted that American Greetings infringed two of Hallmark's patents. American Greetings gave notice to Micrografx pursuant to the Master Agreement between Micrografx and American Greetings, a provision of which contains an agreement by Micrografx to indemnify American Greetings in certain circumstances. No estimated loss was recorded by Micrografx when the lawsuit was filed.

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

RECENT DEVELOPMENTS
On April 27, 2001, the Company received notification from the Nasdaq Listing Qualifications Panel ("Nasdaq") that the Company's common stock will not continue to be listed on the Nasdaq National Market. Effective April 30, 2001, the Company's stock will trade Over the Counter Bulletin Board. The Company was first contacted with a Nasdaq Staff Determination, dated October 17, 2000, stating that the Company was not in compliance with the minimum $4,000,000 net tangible assets requirement as set forth in Marketplace Rule 4450(a)(3). The Company appealed the Nasdaq Staff Determination and was granted an "exception" by Nasdaq whereby the Company must demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and meet the minimum net tangible asset requirement by May 15, 2001. Pending completion of the appeal process, Nasdaq would continue to list the Company's common stock on the Nasdaq National Market. On the delisting notification received on April 27, 2001, Nasdaq noted that even though the Company met the $1.00 per share requirement for 15 consecutive trading days between February 13, 2001 and March 6, 2001, the Company had failed to demonstrate compliance with that requirement since March 6, 2001. The Company plans to pursue the appeal process within the fourth quarter of fiscal 2001. There can be no assurances that the Company will be successful in getting its common stock relisted on the Nasdaq National Market.

In March 2001, John M. Carradine resigned as Chief Financial Officer of the Company. Effective April 1, 2001, Greg DeWitt assumed the role of Chief Financial Officer and Treasurer. Greg DeWitt was most recently the Corporate Controller of 3dfx Interactive for two years and served as Corporate Controller for STB Systems, Inc. for eight years. Until recently, 3dfx was a publicly traded manufacturer of graphics accelerator chips, boards and software. 3dfx acquired STB Systems of Richardson, Texas in May 1999.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net revenues of certain items in the Company's Consolidated Statements of Operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                          MARCH 31,                    MARCH 31,
                                 ---------------------------- -----------------------------
                                    2001           2000           2001           2000
                                 ------------ --------------- ------------- ---------------


Net revenues                           100%         100%            100%          100%
Cost of revenues                        16%          20%             20%           22%
                                        ---          ---             ---           ---
Gross profit                            84%          80%             80%           78%

Operating expenses:
    Sales and marketing                 48%          60%             54%           68%
    General and administrative          14%          16%             14%           20%
    Research and development            12%          19%             15%           20%
    Restructuring charge                  -           -             (2%)             -
                                    -------     --------             ----     ---------
Total operating expenses                74%          95%             81%          108%

Income (loss) from operations           10%         (15%)            (1%)         (30%)

Non operating (expense)
   income, net                          (8%)         (3%)            (4%)          (1%)

Income (loss) before income
    taxes                                2%         (18%)            (5%)         (31%)


Income taxes                             1%           2%              1%            2%

Net income (loss)                        1%         (20%)            (6%)         (33%)

Previously the Company had viewed revenues in three principal "categories" - Enterprise Process Management, Technical Graphics and Heritage Products. During the quarter, the Company began to further refine its business model in a plan to bring more focus to core businesses. To that end, the Technical Graphics and Heritage Product groups were combined into a single organization known as the Graphics Products Group. The following table sets forth net revenues (in thousands) by the revised product categories and the percentage relationship to total net revenues. The Enterprise Process Management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The Graphics Product category includes what was previously the Technical Graphics category, which includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products, and related products. The Graphics Product category also includes what was previously the Heritage Products and other category which includes Micrografx Graphics Suite(R), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), and revenues generated by the Company's Image2Web subsidiary.

                                          Three Months Ended March 31,             Nine Months Ended March 31,
                                     ----------------------------------------  -------------------------------------
                                        2001        %        2000        %        2001       %       2000       %
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------

  Enterprise Process Management        $  4,989      60%    $  4,691     47%    $  11,270    50%   $  12,075    43%
  Graphics Products Group                 3,403      40%       5,241     53%       11,338    50%      16,035    57%
                                     ------------ ------- -----------  ------  ----------- ------ ----------- ------
  Total net revenues                   $  8,392     100%    $  9,932    100%    $  22,608   100%   $  28,110   100%
                                     ============ ======= ===========  ======  =========== ====== =========== ======

ENTERPRISE PROCESS MANAGEMENT REVENUES
Enterprise Process Management ("EPM") revenues were slightly higher in the third fiscal quarter of 2001, than in the same period of fiscal 2000 because revenues from the increase in sales of iGrafx Professional(TM) and iGrafx Process(TM) are offsetting the decline in sales of FlowCharter(R). Management believes that its EPM related revenue base will continue to grow in the future as more companies adopt business process and quality related programs such as Six Sigma(TM) (Six Sigma is a trademark of Motorola, Inc.). Management also believes that it can expand the scope of process related activities addressed by its software products (e.g., ISO compliance, Activity Based Costing, etc.) and is evaluating marketing opportunities such as co-marketing arrangements, joint ventures, partnerships, joint development agreements, and OEM arrangements with other companies. Management believes that recent agreements with Six Sigma Academy and other premier "Six Sigma" consulting firms evidences the market opportunities and the value-added nature of Micrografx products. The Company's products have been adopted for use in Six Sigma applications by companies such as Ford Motor Company, Dupont, Toshiba and Ernst & Young.

Upgraded versions of iGrafx Professional (re-named iGrafx FlowCharter 2000 Professional to capitalize on the historically strong brand identity of the FlowCharter(R) name) and iGrafx Process (re-named iGrafx Process 2000) were released at the end of the second quarter of fiscal 2001. Additionally, two new products, iGrafx Process for Six Sigma(TM) and iGrafx Process Central were also released at the end of the second quarter of fiscal 2001. Management expects all of these products to contribute to revenue growth in the near term.

GRAPHICS PRODUCTS REVENUES
Revenues from the Technical Illustration sub-category of Graphics Products were lower in the third quarter of fiscal 2001 than in the same quarter of fiscal 2000 primarily because sales of iGrafx Designer and the Company's Active CGM products have declined. The current version of iGrafx Designer was released in the fourth quarter of fiscal 1999, with localized versions released in the following quarter. As is typical in the software industry, sales increased significantly upon the new release, sales of the current version peaked in the second quarter of fiscal 2000, and sales have declined slowly since. The Company has plans to release a new version of the iGrafx Designer product. Sales of the Company's ActiveCGM products have declined due to a reallocation of sales resources from the ActiveCGM products to the Designer products.

Revenues declined in the Heritage and Other product sub-category because of the Company's change in strategic direction from the consumer market to the enterprise market. The largest decline has been in the Company's Graphics Suite(R) product line. As in the case of iGrafx Designer, no new version of this product has been released in several years. The Company plans a new release of Graphics Suite during the first half of next fiscal year. The Company also experienced revenue declines from products such as Windows Draw(R) which were subject to OEM agreements in place prior to the Cendant Software Corporation and The Learning Company agreements, which ended Micrografx development and distribution of these products. Most of the OEM arrangements expired during fiscal years 1999 and 2000. Lastly, revenues from retail products such as Picture Publisher(R), Webtricity(TM), and Simply3D(R) have declined as the Company's investment in the retail channel has been reduced. The Company plans to release a new version of Picture Publisher to capitalize on the interest in digital photography.

GEOGRAPHICAL DISTRIBUTION OF REVENUE
Net revenues by geographical region (in thousands) for the three and nine months ended March 31, 2001 and 2000 were as follows:

                       THREE MONTHS ENDED MARCH 31,                   NINE MONTHS ENDED MARCH 31,
                 -----------------------------------------     ------------------------------------------
                    2001         %        2000        %           2001        %         2000        %
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Americas        $  4,016      48%     $  4,140      42%      $  10,625      47%    $  10,736      38%
   Europe             3,696      44%        4,641      47%         10,294      46%       14,628      52%
   Asia Pacific         680       8%        1,151      11%          1,689       7%        2,746      10%
                 ------------  ------  -----------  -------    -----------  -------  -----------  -------
   Total           $  8,392     100%     $  9,932     100%      $  22,608     100%    $  28,110     100%
                 ============  ======  ===========  =======    ===========  =======  ===========  =======

Americas revenue is comparatively unchanged in both the three and nine months periods as the increase in enterprise process management sales offset the decline in graphics products. The decline in European revenues was primarily the result of a decline in Graphics Suite revenues and declines in other product versions significantly past the height of the product revenue cycle. European revenues were also negatively impacted by foreign currency exchanges rates. If exchange rates had not changed from their fiscal 2000 levels, European revenues would have been approximately 6% higher for the three months ended March 31, 2001. The Asia Pacific decline resulted as sales of iGrafx Designer, Graphics Suite and other Graphics Products have declined. Management believes international revenues may improve as the Company places more emphasis on its products with strong brand identity, leveraging the FlowCharter, Designer and Picture Publisher names.

The Company's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the U.S. dollar. Exchange rates thus far during fiscal 2001 have had an unfavorable impact on net revenues reported by the Company. If exchange rates had not changed from their fiscal 2000 levels, the Company would have reported approximately $270,000 and $1.1 million more in net revenues for the three and nine months ended March 31, 2001, respectively. Additionally, the income from operations would have been increased by $76,000 for the three months ended March 31, 2001 and the loss from operations would have been reduced by $286,000 for the nine months ended March 31, 2001. Because European manufacturing costs and European and Japanese operating expenses are also incurred in those local currencies, the impact of exchange rates on net loss is less than on revenues.

COST OF REVENUES
Cost of revenues for the three months ended March 31, 2001 were $1.4 million, or 16 percent of net revenues, compared to $2.0 million, or 20 percent of net revenues, for the three months ended March 31, 2000. Cost of revenues includes the direct cost of the products manufactured (typically CD-ROMs, manuals, and boxes), external royalties, and the amortization of capitalized software and acquired product rights. The Company made the determination in fiscal 2001 that certain consulting and training costs should be categorized as cost of revenues. These costs were previously reported as sales and marketing operating costs. All periods presented have been restated to conform to the current year presentation.

OPERATING EXPENSES
Sales and marketing expenses declined to approximately $4.0 million, or 48 percent of net revenues in the three months ended March 31, 2001, compared to $5.9 million, or 60 percent of net revenues in the same period last year. The reduction in selling costs resulted primarily from a reduced direct sales force in the United States, curtailed spending for variable marketing costs, particularly in Europe, and generally tighter spending controls throughout the Company's worldwide sales organization. The Company believes that greater focus on core businesses by the sales and marketing organization, and the resulting efficiencies in reaching the customer, will result in a decline in this expense category by the middle of its next fiscal year. The Company expects sales and marketing expenses to remain at the current level through the end of the fiscal year.

General and administrative expenses for the three months ended March 31, 2001 were approximately $1.1 million, or 14 percent of net revenues, compared to $1.6 million, or 16 percent of net revenues, for the three months ended March 31, 2000. The decrease in general and administrative costs is primarily due to the corporate restructuring and reduction in workforce that occurred on June 30, 2000, whereby the Company reduced its U.S. workforce by approximately forty percent. The Company expects general and administrative costs to decline as a percentage of sales for the near term. As a result, management is planning changes to simplify its organizational structure to achieve the desired level of spending.

Net research and development expenses for the three months ended March 31, 2001 were $1.0 million, or 12 percent of net revenues, compared to $1.9 million, or 19 percent of net revenues, for the quarter ended March 31, 2000. Gross research and development expenses, before capitalization, for the three months ended March 31, 2001, were $1.5 million, or 18 percent of net revenues, compared to $2.6 million, or 26 percent of net revenues for the quarter ended March 31, 2000. Gross research and development spending has declined as a result of the corporate restructuring and reduction in workforce that occurred on June 30, 2000, and the Company's development of fewer products, all focused on corporate customers. The Company expects research and development costs to rise as a percentage of sales as sales, marketing and general and administrative costs decline as a percentage of sales. During the three months ended March 31, 2001, the Company capitalized approximately $500,000 in software development costs and amortized approximately $400,000 in software development costs. This compares to capitalization of $700,000 and amortization of approximately $600,000 during the three months ended March 31, 2000.

For the three months ended March 31, 2001, interest income was relatively unchanged compared with the three months ended March 31, 2000. Interest expense of approximately $260,000 resulted primarily from the convertible debenture to Intergraph and the Company's receivable facility. Changes in exchange rates resulted in a loss of approximately $400,000, the largest loss since the first quarter of fiscal 2000, for the three months ended March 31, 2001 compared to a loss of approximately $126,000 for the three months ended March 31, 2000. The exchange rate loss is primarily a result of the Japanese Yen and the European currencies weakening to the United States Dollar.

Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is the Company's belief that the realization of the deferred tax assets in the near term is remote. As a result of the previous operating losses, the Company did not recognize a tax provision on the current quarter net income. The Company did record a tax provision resulting from taxes due in international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2001, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $2.7 million. For the nine months ended March 31, 2001, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of approximately $100,000, compared to cash usage of $4.7 million for the nine months ended March 31, 2000. Cash used in operating activities improved 99% from $1.8 million for the nine months ended March 31, 2000 to $25,000 for the nine months ended March 31, 2001. The net change in cash for the nine months ended March 31, 2001 also includes approximately $1.5 million of cash used in product development activities and approximately $2.5 million in proceeds from the issuance of notes payable and Series A Preferred Stock.

During the third quarter of fiscal year 2001, the Company generated positive cash flow from operations of approximately $2.1 million. The positive cash flow is primarily due to approximately $2.2 million of collections of accounts receivable and generating net income for the quarter. Cash used in operations during the first and second fiscal quarters was approximately equal, at $1.0 million. During the first quarter, the principal negative factor in the operational cash usage was the Company's net loss of $1.4 million and the net change in operating assets and liabilities resulted in an additional cash usage of approximately $884,000. In the second quarter, the Company's net loss was $165,000, an improvement of $1.24 million. However, the net change in operating assets and liabilities during this period was an increase of approximately $1.1 million caused principally by higher accounts receivable which were collected in the third fiscal quarter.

The Company has been successful in the following areas of its plan to reduce the rate of cash usage, as detailed in the Company's 2000 Annual Report:

o Quarterly cash operating expenses (operating costs before consideration of capitalized software development and amortization) have declined from approximately $9.4 million for the three months ended June 30, 2000 to approximately $6.2 million for the three months ended March 31, 2001. The 34% decline resulted primarily from lower personnel costs due to the June 30, 2000 restructuring and from lower rent and related operating expenses due to the move of the corporate headquarters to smaller leased space.

o Management had expected revenues to decline during the first fiscal quarter and to improve during the second fiscal quarter and third fiscal quarter. These expectations were met and management believes that revenues will remain near the current level for the fourth quarter of fiscal 2001.

o Capital spending has been restricted in fiscal year 2001 to requirements for replacement only. Capital expenditures for the first nine months of fiscal 2001 were approximately $289,000, compared to approximately $1.7 million for the first nine months of fiscal 2000. Management does not expect a material change in the current level of capital spending for the remainder of fiscal 2001.

In January 2001, the Company received approximately $800,000 from the issuance of short-term convertible notes payable. The notes, which bear interest at 8% per annum, are classified as current liabilities because they matured on April 30, 2001. Effective April 30, 2001, these notes were amended to extend the maturity date to May 31, 2001. As part of a larger capital funding program, it is the Company's intention to convert these notes into either common or preferred stock before maturity.

As reported in the Company's 2000 Annual Report, management continues to examine various financing methods that would ensure that the capital resources of the Company are sufficient to meet its requirements. In addition to the potential sale of equity discussed above, management is also evaluating other sources of capital including the issuance of debt securities in one or more private transactions, the sale or spin-off of certain assets to third parties, and/or traditional bank lines secured by international accounts receivable. The failure of the Company to acquire additional external financing could result in severe operational difficulties. Such difficulties could result in a further reduction in workforce, a further reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. The Company believes it should be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate the Company in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2001, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report on Form 10-K.


PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On February 5, 2001, the Company received from the United States District Court a notice dated January 19, 2001, that Hallmark Inc. had voluntarily dismissed its patent infringement lawsuit filed against American Greetings Inc. on June 6, 2000. The lawsuit had asserted that American Greetings infringed two of Hallmark's patents. American Greetings gave notice to Micrografx pursuant to the Master Agreement between Micrografx and American Greetings, a provision of which contains an agreement by Micrografx to indemnify American Greetings in certain circumstances. No estimated loss was recorded by Micrografx when the lawsuit was filed.

The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Shareholders held on January 10, 2001, the following persons were elected to the Board of Directors:

                               Affirmative Votes    Votes Withheld
John M. Carradine                  10,842,922            437,861
George W. Macintyre                10,842,577            438,206
P. Michael Sullivan                10,842,427            438,356

The following proposals were also approved at the Company's Annual Meeting of Shareholders

                                                  Affirmative                                     Broker
                                                     Votes      Negative Votes   Abstentions     Non-Votes

Amendment of the Company's 1995 Incentive
and Nonstatutory Stock Option Plan to
increase the number of shares of stock
subject to options annually granted to
the Company's employees from 3,700,000
shares to 4,700,000 shares.                        3,245,875       628,466         33,250        7,373,192



Amendment of the Company's Employee Stock
Purchase Plan to increase the number of
shares of common stock available for issue
from 1,300,000 shares to 2,000,000 shares.         3,670,881       204,860         31,850        7,373,192

Appointment of Ernst & Young LLP as independent
public accountants for the Company.               11,240,718        32,615          7,450            -



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10 Amendment to Form of Convertible Promissory Note agreement dated April 30, 2001.

(b)      Reports on Form 8-K:
1. On March 7, 2001 the Company filed a current report on form 8-K reporting a news release dated February 23, 2001 under Item 7 "Exhibits" of the Item 601 of regulation S-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              MICROGRAFX, INC.



Date:    May 10, 2001                                By:/s/ James L. Hopkins
                                                       ------------------------
                                                     James L Hopkins
                                                     Chief Executive Officer

                                INDEX TO EXHIBITS


Exhibit No.                Description


10 Amendment to Form of Convertible Promissory Note agreement dated April 30, 2001.

                                                                      EXHIBIT 10

                                    AMENDMENT

                  MICROGRAFX, INC. CONVERTIBLE PROMISSORY NOTE


This Amendment to the Micrografx, Inc. Convertible Promissory Note is entered into on April 30, 2001, by and between Micrografx, Inc., a Texas Corporation having its principal address at 8144 Walnut Hill Lane, Suite 1050, Dallas, Texas 75231 and ---------------------------------.


Changes in Terms:

1) The purpose of this Amendment is to extend the Maturity Date of the Micrografx, Inc. Convertible Promissory Note from April 30, 2001, as referenced in the opening paragraph to, May 31, 2001.

2) Under Section 3, "Mandatory Conversion", the last paragraph shall be changed to read:

         "Qualified Financing" shall mean an equity financing of the Company in which Preferred Stock is issued and in which the investor invest a aggregate of up to $4.5 million including principal an accrued interest converted under this Note and other similar convertible promissory notes on or before MAY 31, 2001.

By signing, the holder of the Micrografx, Inc. Convertible Promissory Note agrees to the changes set forth above.


Micrografx, Inc.

By: /s/Greg DeWitt
    -----------------------
Greg DeWitt, CFO


Investor

----------------------

By:___________________