Form 10-K405/A
period 2000-06-30
MICROGRAFX INC
filed 2001-06-06
CIK 756497

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                               Amendment No. 2 to:
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant at September 15, 2000, was approximately $19,115,000.

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

================================================================================

This Amendment No. 2 to the Annual Report on Form 10-K of Micrografx, Inc. (the "Company") amends and restates in their entirety Items 14(a)(3) and 14(c) of
Part IV of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on October 13, 2000 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.
--------------------------------------------------------------------------------

                                                                PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


        (a)(3).   Exhibits

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

     ** 3.3 Statement of Resolution Establishing Series of Preferred Stock of Micrografx, Inc. (Exhibit 3.3)

     * 3.4 Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, file No. 33-34842)

     * 3.5  Amendment  to Amended and Restated  Bylaws of the Company  (filed as
Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)

     ** 4.1 Warrant to Purchase Common Units granted to Prentiss Properties Trust by Micrografx, Inc. (Exhibit 4.1)

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

     * 10.15 Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 1999)

     * 10.16 Amendment to Promissory Note, dated April 15, 1999, payable to Intergraph Corporation (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 11, 1999)

     * 10.17 Accounts Receivable Financing Agreement between Silicon Valley Bank, Specialty Finance Division and Micrografx, Inc. dated March 31, 2000 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 12, 2000)

     ** 10. 18 Termination of Lease and Release Agreement dated August 1, 2000, between Prentiss Properties Acquisition Partners, L.P. and the Company (Exhibit 10.18)

     ** 10.19 Lease agreement dated August 1, 2000, between Prentiss Properties Acquisition Partners, L.P. and the Company (Exhibit 10.19)

     ** 10.20 Stock Purchase Agreement dated September 5, 2000, between Purchasers and the Company (Exhibit 10.20)

     10.21 Amendment # 1 to Micrografx, Inc. 1995 Stock Option Plan (Exhibit 10.21)

     10.22 Amendment # 2 to Micrografx, Inc. 1995 Stock Option Plan (Exhibit 10.22)

     10.23 Amendment # 3 to Micrografx, Inc. 1995 Stock Option Plan (Exhibit 10.23)

     10.24 Amendment # 1 to Employee Stock Purchase Plan (Exhibit 10.24)

     10.25 Amendment #2 to Employee Stock Purchase Plan (Exhibit 10.25)

     10.26 Amendment #3 to Employee Stock Purchase Plan (Exhibit 10.26)

     10.27 Amendment #4 to Employee Stock Purchase Plan (Exhibit 10.27)

     10.28 Amendment #1 Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit 10.28)

     ** 21.1 Subsidiaries of the Company.

     ** 23.1 Consent of Ernst & Young LLP

     ** 27 Financial Data Schedule

         *        Incorporated herein by reference to the indicated filing.
         **       Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2001.

                                            MICROGRAFX, INC.


                                            By:      /s/James L. Hopkins
                                                     ---------------------------
                                                     James L. Hopkins
                                                     Chief Executive Officer
                                                    (Principal Executive Office)

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

     ** 3.3 Statement of Resolution Establishing Series of Preferred Stock of Micrografx, Inc. (Exhibit 3.3)

     * 3.4 Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, file No. 33-34842)

     * 3.5  Amendment  to Amended and Restated  Bylaws of the Company  (filed as
Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)

     ** 4.1 Warrant to Purchase Common Units granted to Prentiss Properties Trust by Micrografx, Inc. (Exhibit 4.1)

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

     * 10.15 Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 1999)

     * 10.16 Amendment to Promissory Note, dated April 15, 1999, payable to Intergraph Corporation (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 11, 1999)

     * 10.17 Accounts Receivable Financing Agreement between Silicon Valley Bank, Specialty Finance Division and Micrografx, Inc. dated March 31, 2000 (filed as Exhibit 10.1 to the the Company's Quarterly Report on Form 10-Q dated May 12, 2000)

     ** 10. 18 Termination of Lease and Release Agreement dated August 1, 2000, between Prentiss Properties Acquisition Partners, L.P. and the Company (Exhibit 10.18)

     ** 10.19 Lease agreement dated August 1, 2000, between Prentiss Properties Acquisition Partners, L.P. and the Company (Exhibit 10.19)

     ** 10.20 Stock Purchase Agreement dated September 5, 2000, between Purchasers and the Company (Exhibit 10.20)

     10.21 Amendment # 1 to Micrografx, Inc. 1995 Stock Option Plan (Exhibit 10.21)

     10.22 Amendment # 2 to Micrografx, Inc. 1995 Stock Option Plan (Exhibit 10.22)

     10.23 Amendment # 3 to Micrografx, Inc. 1995 Stock Option Plan (Exhibit 10.23)

     10.24 Amendment # 1 to Employee Stock Purchase Plan (Exhibit 10.24)

     10.25 Amendment #2 to Employee Stock Purchase Plan (Exhibit 10.25)

     10.26 Amendment #3 to Employee Stock Purchase Plan (Exhibit 10.26)

     10.27 Amendment #4 to Employee Stock Purchase Plan (Exhibit 10.27)

     10.28 Amendment #1 Micrografx, Inc. 1995 Director Stock Option Plan (Exhibit 10.28)

     ** 21.1 Subsidiaries of the Company.

     ** 23.1 Consent of Ernst & Young LLP

     ** 27 Financial Data Schedule

         *        Incorporated herein by reference to the indicated filing.
         **       Previously filed.

                                                                   EXHIBIT 10.21



                              MICROGRAFX, INC. 1995

                                  AMENDMENT #1

                  INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN


  I.   DEFINITIONS AND PURPOSES

A.     Definitions

       Unless otherwise specified or unless the context otherwise requires, the following terms, as used in this Incentive and Nonstatutory Stock Option Plan, shall have the following meanings:

     1. Affiliate means a corporation which, for purposes of Section 422(a) of the Code, is a direct or indirect parent or subsidiary of the Company.

     2. Board of Directors or Board means the Board of Directors of the Company.


     3. Cause means the Participant's willful misconduct or gross negligence, as determined by the Board of Directors or the Committee in its sole discretion.

     4. Code means the United States Internal Revenue Code of 1986, as amended.


     5. Committee means the Committee to which the Board of Directors has delegated power to act under or pursuant to the provisions of the Plan.

     6. Company means Micrografx, Inc.


     7. Disability or Disabled means permanent and total disability as defined in Section 22(e)(3) of the Code.

     8. Disinterested Person(s) shall have the meaning set forth in Rule l6b-3 as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor definition adopted by the Securities and Exchange Commission.

     9.  Incentive  Stock Option  means an Incentive  Stock Option as defined at
Section 422(a) of the Code.

     10. Key Person(s) shall mean any employee of, or consultant or other person rendering significant services to, the Company or an Affiliate, to be granted one or more Options under the Plan.

     11. Nonstatutory Stock Option means an Option which is not an incentive Stock Option.


     12. Option means a right or option granted under the Plan.


     13. Option Agreement means an agreement between the Company and a Participant executed and delivered pursuant to the Plan.

     14. Participant means a Key Person to whom one or more Options are granted under the Plan.

     15.   Participant's   Survivors  means  a  deceased   Participant's   legal
representatives and/or any person or persons who acquired the Participant's rights to an Option by will or by the laws of descent and distribution.

     16. Plan means this Incentive and Nonstatutory Stock Option Plan.

     17. Shares means the following shares of the capital stock of the Company as to which Options have been or may be granted under the Plan: Common Stock, par value $.01 per share, or any shares of capital stock into which the Shares are changed or for which they are exchanged within the provisions of Article VII of the Plan.

B.     Purposes of the Plan

       The Plan is intended to encourage ownership of Shares by Key Persons in order to attract such Key Persons, to induce such Key Persons to remain in the service of the Company or of an Affiliate and to provide additional incentive for such Key Persons to promote the success of the Company or of an Affiliate. It is further intended that if the Board of Directors desires, and so indicates by the terms of a specific Option Agreement, Options issued pursuant to the Plan shall be eligible to constitute "Incentive Stock Options" within the meaning of
Section 422(a) of the Code.

II.    SHARES SUBJECT TO THE PLAN

       The aggregate number of Shares as to which Options may be granted from time to time shall be two million six hundred thousand (2,600,000) Shares; provided however, that unless the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, the maximum number of Shares as to which Options may be granted in any calendar year to a director who is also an employee shall not exceed 33% of the aggregate number of Shares with respect to which grants may be made under the Plan.

       If an Option ceases to be "outstanding", in whole or in part, the Shares which were subject to such Option shall be available for the granting of other Options. Any Option shall be treated as "outstanding" until such Option is surrendered, canceled, is exercised in full, or terminates or expires under the provisions of the Plan.

         The aggregate number of Shares as to which Options may be granted shall be subject to change only by means of an amendment of the Plan duly adopted by the Board and approved by the shareholders of the Company, subject to the provision of Article VII.

III.   ADMINISTRATION

         The Plan shall be administered by the Board of Directors, except to the extent that the Board of Directors delegates its authority hereunder to the Committee. The Committee shall be comprised of not less than three members who shall be appointed by, and shall serve at the pleasure of, the Board. Subject to the provisions of the Plan, the Board of Directors and the Committee are authorized to:

     A. interpret the provisions of the Plan or of any Option or Option Agreement and to make all rules and determinations which it deems necessary or advisable with respect thereto;
     B. determine which persons shall be designated as Key Persons and which of the Key Persons shall be granted Options;

     C. determine the number of Shares for which an Option or Options shall be granted; and

     D. specify the terms and conditions upon which Options may be granted;

provided, however, that all such interpretations, rules, determinations, terms and conditions shall be made and prescribed in the sole and absolute discretion of the Board of Directors or if such authority be delegated, the Committee; provided, further, that except as to Options granted pursuant to Article XII such interpretations, rules, determination, terms and conditions shall be made and proscribed in the context of preserving the tax status of the Options as Incentive Stock Options within the meaning of Section 422(a) of the Code; also, provided, further, that unless the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, the authority of the Board of Directors and the Committee to grant Options to employees who are also directors is subject to certain restrictions contained herein.

IV.    ELIGIBILITY FOR PARTICIPATION

       Each Participant must be a Key Person of the Company or of an Affiliate at the time an Option is granted.

       The Board of Directors or if such authority be delegated, the Committee, may at any time and from time to time grant one or more Options to one or more Key Persons and may designate the type of Option (whether an Incentive or Nonstatutory Option) and the number of Shares to be optioned under each Option so granted; provided, however, that no Options shall be granted after the expiration of the earlier of ten (10) years from the date of the adoption of the Plan by the Company or the approval of the Plan by the shareholders of the Company, and provided further, that the fair market value of the Shares (determined as of the date of grant) with respect to which such Incentive Stock Options are exercisable for the first time by a Participant during any calendar year under the Plan and any other incentive stock option plan of the Company and/or an Affiliate shall not exceed $ 100,000.

         Notwithstanding any of the foregoing provisions, the Board of Directors, or if such authority be delegated, the Committee, may authorize the grant of an Option to a person not then a Key Person, provided that, in the case of a grant of a Nonstatutory Option, the actual grant shall be conditioned upon such person becoming eligible to become a Participant at or prior to the time of the execution of the Option Agreement evidencing such Option; provided further, that in the case of the grant of an Incentive Stock Option, the person shall become an employee on or before the date of grant.

V.     TERMS AND CONDITIONS OF OPTIONS
       -------------------------------

A.     Option Price:
       ------------

       1.       Incentive Stock Options

If the optionee owns directly or by reason of the applicable attribution rules (at Code Section 425(d)) ten percent (10%) or less of the total combined voting power of all classes of stock of the Company or any Affiliate, the Option price (per share) of the Shares covered by each Incentive Stock Option shall be not less than the "fair market value" as hereinafter defined (per share) of the Shares on the date of the grant of the Incentive Stock Option. In all other cases, the Incentive Stock Option's price shall be not less than one hundred ten percent (110%) of the said fair market value on the date of grant. If such Shares are then listed on any national securities exchange or the national market system of NASDAQ as defined below, the fair market value shall be the mean between the high and low sales prices, if any, on the largest such exchange on the date of the grant of the Option, or, if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option. If the Shares are not then listed on any such exchange, the fair market value of such Shares shall be the mean between the closing "Bid" and the closing "Ask" prices, if any, as reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the date of the grant of the Option, or if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the Shares are not then either listed on any such exchange or quoted in NASDAQ, the fair market value shall be the mean between the average of the "Bid" and the average of the "Ask" prices, if any, as reported in the National Daily Quotation Service for the date of the grant of the Option or, if none, for the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the fair market value cannot be determined under the preceding three sentences, it shall be determined in good faith by the Board of Directors, or if such authority be delegated, the Committee

       2.       Nonstatutory Stock Options

The Option price for any Nonstatutory Stock Option shall be any price determined by the Board of Directors, or if such authority be delegated, by the Committee.

B.     Number of Shares

Each Option shall state the type of Option (whether an Incentive or Nonstatutory Stock Option) and the number of Shares to which it pertains.

C.     Term of Option

Each Option shall terminate not more than ten (10) years from the date of the grant thereof, or at such earlier time as the Option Agreement may provide, and shall be subject to earlier termination as herein provided, except that if the Option price is required under Paragraph A(l) of this Article V to be at least 110% of the fair market value, each such Option shall terminate not more than five (5) years from the date of the grant thereof.

Unless the terms of an Option provide a more restrictive option period, the unexercised portion of an Option shall automatically and without notice terminate and become null and void upon the earlier of:

     1) with respect to Options held by a person who is employed by the Company or any Affiliate, 30 days after the date that a Participant ceases to be employed by the Company or any Affiliate, regardless of the reason therefor, other than a cessation by reason of death, Disability or for Cause;

     2) with respect to Options held by a person employed by the Company or any Affiliate, 90 days after the date that the Participant ceases to be employed by the Company or any Affiliate by reason of Disability;

     3) with respect to Options held by a person employed by the Company or any Affiliate, 90 days after the date that the Participant ceases to be employed by the Company or any Affiliate by reason of death;

     4) the date that a Participant ceases to be employed by the Company or any Affiliate, if such cessation is for Cause;

     5) with respect to Options held by a person who is not employed by the Company or any Affiliate, the date specified in the Option Agreement;

     6) the tenth anniversary of the date of grant of any Options;

     7) the fifth anniversary of the date of grant of any Options if the option price is required to be at least 110% of the fair market value pursuant to paragraph A(l) of Article V; or

     8) such earlier date as selected by the Board of Directors, or if such authority be delegated, the Committee, and expressly described in the Option Agreement.

       For purposes of this Plan, a Participant ceases to be an employee of the Company or any Affiliate on the date specified in records maintained by the Company's Human Resources Department.


D.     Date of Exercise

Upon the authorization of the grant of an Option, the Board of Directors or if such authority be delegated, the Committee may, subject to the provisions of Paragraph C of this Article V, prescribe the date or dates on which the Option becomes exercisable, and may provide that the Option rights accrue or becomes exercisable in installments over a period of years, or upon the attainment of stated goals or both. The Board of Directors, or if such authority be delegated, the Committee, may accelerate the date(s) on which rights accrue or on which any Option may be exercised, regardless of whether such acceleration of an Incentive Stock Option causes a violation of Article IV.

              Notwithstanding the foregoing, until such time as the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, Options granted to employees who are also directors shall not be exercisable prior to the first anniversary date of the granting of the Option.

E.     Medium of Payment

The Option price shall be payable upon the exercise of the Option. It shall be payable in such form (permitted by Section 422(a) of the Code), as the Board of Directors or if such authority be delegated, the Committee shall, either by rules promulgated pursuant to the provisions of Article III of the Plan, or in the particular Option Agreement, provide.

F.     Termination of Employment

A Participant who is an employee of the Company or an Affiliate and to whom an Option has been granted under the Plan who is absent from work with the Company or with an Affiliate because of temporary disability (any disability other than a permanent and total Disability as defined at Paragraph A(7) of Article I hereof), or who is on leave of absence for any purpose permitted by any authoritative interpretation (e.g., regulation, ruling, case law, etc.) of
Section 422(a) of the Code, shall not, during the period of any such absence, be deemed, by virtue of such absence alone, to have terminated such Participant's employment with the Company or with an Affiliate, except as the Board of Directors or if such authority be delegated, the Committee may otherwise expressly provide or determine, provided, further, and without limitation, that the Board of Directors or if such authority be delegated, the Committee, in its sole and absolute discretion shall have the power to determine the date on which has occurred a cessation of the relationship to the Company which makes a person a Participant.

G.     Total and Permanent Disability

A Participant who ceases to be an employee of the Company or of an Affiliate by reason of Disability may exercise any Option granted to such Participant to the extent provided by Article V(C)(2).

       A Disabled Participant shall exercise such rights, if at all, only within the period specified in Article V(C)(2) above, (notwithstanding that the Participant might have been able to exercise the Option as to some or all of the Shares on a later date if the Participant had not become Disabled) or, if earlier, within the originally prescribed term of the Option.

       The Board of Directors (or the Committee if such authority has been delegated) shall make the determination both of whether Disability has occurred and the date thereof. If requested, the Participant shall be examined by a physician selected or approved by the Board of Directors (or the Committee if applicable), the cost of which examination shall be paid for by the Company.

H.     Death

In the event that a Participant to whom an Option has been granted ceases to be an employee of the Company or of an Affiliate, by reason of such Participant's death, such Option may be exercised by the Participant's Survivors to the extent provided in Article V(C)(3). Such Option must be exercised by the Participant's Survivors, if at all, within the time period provided in Article V(C)(3) above, or if earlier, within the originally prescribed term of the Option, notwithstanding that the descendent might have been able to exercise the Option as to some or all of the shares on a later date if the Participant were alive and had continued to be an employee of the Company or of an Affiliate.

I.     Exercise of Option and Issue of Shares
       --------------------------------------

Options shall be exercised by giving written notice to the Company, together with the tender of the Option price, and, in the case of Nonstatutory Stock Options, arranging for withholding. Such written notice shall be signed by the person exercising the Option, shall state the number of Shares with respect to which the Option is being exercised and shall contain any warranty required by
Article VI. Reasonably promptly following receipt by the Company of such written notice and of the Option price, and, in the case of Nonstatutory Stock Options, arrangement for withholding, the Company shall deliver the Option Shares to the Participant (or to the Participant's Survivors, as the case may be). In determining what constitutes "reasonably promptly", it is expressly understood that the delivery of the Option Shares may be delayed by the Company in order to comply with any law or regulation which requires the Company to take any action with respect to the Option Shares prior to the issuance thereof, whether pursuant to the provisions of Article VI or otherwise. The Option Shares shall, upon delivery, be evidenced by an appropriate certificate or certificates for paid-up non-assessable Shares.

J.     Rights as a Shareholder

No Participant to whom an Option has been granted shall have rights as a shareholder with respect to any Shares covered by such Option except as to such Shares as have been issued to or registered in the Company's share register in the name of such Participant upon the due exercise of the Option and tender of the full option price or its equivalent under applicable State or Commonwealth law.

K.     Assignability and Transferability of Option

              By its terms, an Option granted to a Participant shall not be transferable by the Participant otherwise than by will, or by the laws of descent and distribution and shall be exercisable, during the Participant's lifetime, only by such Participant. Such Option shall not be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of any Option or of any rights granted thereunder contrary to the provisions of this Paragraph K, or the levy of any attachment or similar process upon an Option or such rights, shall be null and void.

L.     Other Provisions

The Option Agreement shall contain such limitations and restrictions upon the exercise of the Option intended to be an Incentive Stock Option as shall be necessary in order that such Option can be an Incentive Stock Option within the meaning of the Section 422(a) of the Code. Further, the Option Agreements authorized under the Plan shall be subject to such other terms and conditions including, without limitation, restrictions upon the exercise of the Option, as the Board of Directors or if such authority be delegated, the Committee, shall deem advisable and which are not inconsistent with the requirements of Code
Section 422(a).

M.     Acceleration of options
       -----------------------

Notwithstanding any provisions hereof to the contrary, the Board of Directors or if such authority be delegated, the Committee, may in its sole discretion accelerate the date on which any Option may be exercised. If any Option is accelerated in accordance with this section, the portion of such Option that may be exercised to acquire Shares that the Participant would not be entitled to acquire but for such acceleration (the "Acceleration Shares"), is limited to that number of Acceleration Shares that can be acquired without causing the Participant to have an "excess parachute payment" as determined under section 28OG of the Code, determined by taking into account all of the Participant's "parachute payments" under the Code. If as a result of this paragraph, the Participant may not acquire all of the Acceleration Shares, then the Acceleration Shares that the Participant may acquire shall be the last Shares that the Participant would have been able to acquire had the Option not been accelerated.

VI.    PURCHASE FOR INVESTMENT

         Unless the Shares to be issued upon the particular exercise of an Option shall have been effectively registered under the Securities Act of 1933, as now in force or hereafter amended (the "Act"), the Company shall be under no obligation to issue the Shares covered by such exercise unless and until the following conditions have been fulfilled:

       1. The person(s) who exercises such Option shall warrant to the Company, at the time of such exercise, that such person(s) are acquiring their option Shares, for investment and not with a view to, or for sale in connection with, the distribution of any such Shares. In such event the person(s) acquiring such Shares shall be bound by the provisions of the following legend which shall be endorsed upon the certificate(s) evidencing the option Shares issued pursuant to such exercise:

"The shares represented by this certificate have been taken for investment and they may not be sold or otherwise transferred by any person, including a pledge, in the absence of an effective registration statement for the shares under the Securities Act of 1933 or an opinion of counsel satisfactory to the Company that an exemption from registration is then available."

       2. The Company shall have received an opinion of its counsel that the Shares may be issued upon such particular exercise in compliance with the Act without registration thereunder. Without limiting the generality of the foregoing, the Company may delay issuance of the Shares until completion of any action or obtaining of any consent, which the Company deems necessary under any applicable law (including without limitation state securities or "blue sky" laws).



VII. CHANGES IN CAPITALIZATION, CORPORATE FORM OR OWNERSHIP: ADJUSTMENT UPON OR TERMINATION OF OPTIONS
       -------------------------------------------------------------------------

       A.       Adjustment

        Subject to Article VII(B) below, in the event that the outstanding Shares of the Company are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, change in par value, stock split-up, combination of shares or dividend payable in capital stock, or the like, appropriate adjustment shall be made in the maximum number and kind of shares for the purchase of which Options may be granted under the Plan and, in addition, appropriate adjustment to prevent dilution or enlargement of the rights granted to or available for Participants, shall be made in the number and kind of shares and in the option price per share subject to outstanding Options. No such adjustment shall be made which shall, within the meaning of Section 425 of the Code, constitute such a modification, extension or renewal of an Incentive Stock Option as to cause it to be considered as the grant of a new Option.

       B.       Termination of Options

        Notwithstanding the adjustment provisions of Article VII(A) above, if one of the events therein described are pending, the Board of Directors or, if such authority be delegated, the Committee, in its sole discretion, may, by giving written "Cancellation notice", cancel effective immediately all Options granted hereunder which remain unexercised and such Options shall thereupon become null and void, except as otherwise provided in any prior written agreement between the Company and any Participant.

VIII. DISSOLUTION OR LIQUIDATION OF THE COMPANY - TERMINATION OF UNEXERCISED OPTIONS
       -------------------------------------------------------------------------

       Upon the dissolution or liquidation of the Company or the sale, lease, exchange or other disposition of all or substantially all of the property and assets of the Company other than in connection with a transaction to which the preceding Article VII is applicable, all Options granted hereunder which remain unexercised shall terminate and become null and void; except as otherwise provided in any prior written agreement between the Company and any Participant; provided, however, that if the rights of a Participant or a Participant's Survivors hereunder have not otherwise terminated and expired, the Participant or the Participant's Survivors shall have the right immediately prior to such dissolution, liquidation, sale, lease or exchange, to exercise any Option granted hereunder to the extent that the right to purchase Shares thereunder has accrued as of the date immediately prior to such event.

IX.       TERMINATION OF THE PLAN

       The Plan shall terminate ten (10) years from the earlier of the date of its adoption or the date of its approval by the shareholders. The Plan may be terminated at an earlier date by vote of the shareholders; provided, however, that any such earlier termination shall not affect any Option granted or Option Agreements executed prior to the effective date of such termination.

X.        AMENDMENT OF THE PLAN

       The Board of Directors may from time to time amend the Plan or any Option; provided, however, that subject to changes in law or other legal requirements that would permit otherwise, or except to the extent provided in
Article VII(A), no such amendment may, without approval by the holders of a majority of the shares of Common Stock of the Company represented at a meeting of shareholders for which a quorum is present, (a) increase the number of Shares reserved for Options or change the class of persons eligible to receive Options,
(b) permit the granting of Options that expire beyond the maximum period described in Article V(C), or (c) extend the termination date of the Plan as set forth in Article IX ; and provided, further, that except to the extent provided in Articles VII and VIII no amendment or suspension of the Plan or any Option issued hereunder shall, except as specifically permitted in any Option Agreement, substantially impair any Option previously granted to any Participant without the consent of such Participant. Any shareholder approval necessary or desirable in order to comply with Rule l6b-3 under the Securities Exchange Act of 1934 or with Section 422 of the Code (or other applicable law or regulation) shall be obtained in the manner required herein.

XI.       EMPLOYMENT RELATIONSHIP

       Nothing herein contained shall be deemed to prevent the Company or an Affiliate from terminating its employment of, or other relationship with, a Participant, nor prevent a Participant from terminating the Participant's employment, or other relationship with the Company or an Affiliate.

XII.      OPTIONS OTHER THAN INCENTIVE STOCK OPTIONS

       Subject to the provisions of Article 11 dealing with the aggregate number of Shares as to which Options may be granted under this Plan, the Board of Directors may at any time and from time to time, grant Options that cannot and/or are not intended to qualify as Incentive Stock Options on such terms and conditions as it may from time to time determine. To the extent that such Nonstatutory Options are granted, the number of Shares available for the issuance of Options shall be correspondingly reduced and no such Nonstatutory Stock Options (clearly designated as such) shall be issued on such terms as to adversely affect Options intended to be Incentive Stock Options.

XIII.     STOCK APPRECIATION RIGHTS

       A. The Board of Directors shall have authority, in its sole discretion, to grant a Stock Appreciation Right ("SAR") with respect to all or some of the Shares covered by any Option ("Related Option"). An SAR granted with respect to an Incentive Stock Option must be granted together with the Related Option.

       B. For purposes of this Article XIII, the following definitions shall apply:

                1. The term "Stock Appreciation Right" or "SAR" shall mean the obligation to pay the Participant (or the Participant's Survivors), in the event of the death of the Participant, an amount in cash equal to the Spread; provided, however, the Company may, in its sole discretion, withhold from such cash any amount necessary to satisfy the Company's obligation for withholding taxes with respect to such payment.

                2. The term "Spread" shall mean, with respect to each SAR, an amount equal to the product computed by multiplying (a) the excess of (i) the fair market value per Share over (ii) the option price per Share of the Related Option, by (b) the number of Shares with respect to which such SAR is being exercised; provided, however, that with respect to any SAR granted together with an Incentive Stock Option in no event shall the Spread exceed the amount permitted to be treated as the Spread under applicable treasury Regulations or other legal authority without disqualifying the Options as an Incentive Stock Option.

     C. Each SAR shall be on such terms and conditions not inconsistent with this Plan as the Board of Directors may determine and shall be evidenced by a written agreement executed by the Company and the Participant receiving the Related Option. A SAR shall be exercisable only at such time or times and to the extent that the Related Option shall be exercisable in accordance with the provisions of Article V and this Article XIII of the Plan; provided, however, that any SAR granted to a Participant subject to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") subsequent to the grant of the Related Option shall not be exercisable during the first six months of its term, except that this special limitation shall not apply in the event of the death or disability of the Participant prior to the expiration of the six-month period; further provided, that until such time as the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, SARs may not be granted to employees who are also directors. The exercise of SARs held by Participants who are subject to section 16(b) of the Exchange Act shall comply with Rule 16b-3 thereunder, to the extent applicable.

     D. A Participant shall have no rights as a shareholder with respect to shares subject to a Related Option by reason of any SAR.

       E.       A SAR shall not be transferable in any manner.

XIV. EFFECTIVE DATE
     --------------

       This Plan shall become effective upon adoption by the Board of Directors but shall nevertheless be subject within one (1) year either before or after such adoption by the Board of Directors, to the approval of the shareholders of the Company.

                              MICROGRAFX, INC. 1995
                  INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

                       Approved by the Board June 15,1994
                 Approved by the Shareholders September 28,1994

  DEFINITIONS AND PURPOSES ....................................................................................1
       Definitions ............................................................................................1
       Purposes of the Plan ...................................................................................2
  SHARES SUBJECT TO THE PLAN ..................................................................................2
  ADMINISTRATION ..............................................................................................3
  ELIGIBILITY FOR PARTICIPATION ...............................................................................3
  TERMS AND CONDITIONS OF OPTIONS: ............................................................................4
       Option Price ...........................................................................................4
       Number of Shares .......................................................................................5
       Term of Option .........................................................................................5
       Date of Exercise .......................................................................................6
       Medium of Payment ......................................................................................6
       Prior Option - Sequence Exercise Rule ..................................................................6
       Termination of Employment ..............................................................................6
       Total and Permanent Disability .........................................................................7
       Death    ...............................................................................................7
       Exercise of Option and Issue of Shares .................................................................7
       Rights as a Shareholder ................................................................................8
       Assignability and Transferability of Option ............................................................8
       Other Provisions .......................................................................................8
       Acceleration of Options ................................................................................8
  PURCHASE FOR INVESTMENT .....................................................................................9
CHANGES IN CAPITALIZATION, CORPORATE FORM OR OWNERSHIP; ADJUSTMENT UPON OR TERMINATION OF OPTIONS .............9
       Adjustment..............................................................................................9
       Termination of Options..................................................................................10
  DISSOLUTION OR LIQUIDATION OF THE COMPANY - TERMINATION OF UNEXERCISED
  OPTIONS       ...............................................................................................
  TERMINATION OF THE PLAN .....................................................................................10
  AMENDMENT OF THE PLAN .......................................................................................10
  EMPLOYMENT RELATIONSHIP .....................................................................................11
  STOCK APPRECIATION RIGHTS ...................................................................................11
  EFFECTIVE DATE ..............................................................................................12

                                                                   EXHIBIT 10.22


                              MICROGRAFX, INC. 1995

                                  AMENDMENT #2

                  INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN


  I.   DEFINITIONS AND PURPOSES

A.     Definitions

       Unless otherwise specified or unless the context otherwise requires, the following terms, as used in this Incentive and Nonstatutory Stock Option Plan, shall have the following meanings:

     1. Affiliate means a corporation which, for purposes of Section 422(a) of the Code, is a direct or indirect parent or subsidiary of the Company.

     3. Board of Directors or Board means the Board of Directors of the Company.


     3. Cause means the Participant's willful misconduct or gross negligence, as determined by the Board of Directors or the Committee in its sole discretion.

     4. Code means the United States Internal Revenue Code of 1986, as amended.


     5. Committee means the Committee to which the Board of Directors has delegated power to act under or pursuant to the provisions of the Plan.

     6. Company means Micrografx, Inc.


     7. Disability or Disabled means permanent and total disability as defined in Section 22(e)(3) of the Code.

     8. Disinterested Person(s) shall have the meaning set forth in Rule l6b-3 as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor definition adopted by the Securities and Exchange Commission.

     9.  Incentive  Stock Option  means an Incentive  Stock Option as defined at
Section 422(a) of the Code.

     10. Key Person(s) shall mean any employee of, or consultant or other person rendering significant services to, the Company or an Affiliate, to be granted one or more Options under the Plan.

     11. Nonstatutory Stock Option means an Option which is not an incentive Stock Option.


     12. Option means a right or option granted under the Plan.


     15. Option Agreement means an agreement between the Company and a Participant executed and delivered pursuant to the Plan.

     16. Participant means a Key Person to whom one or more Options are granted under the Plan.

     15.   Participant's   Survivors  means  a  deceased   Participant's   legal
representatives and/or any person or persons who acquired the Participant's rights to an Option by will or by the laws of descent and distribution.

     16. Plan means this Incentive and Nonstatutory Stock Option Plan.


     17. Shares means the following shares of the capital stock of the Company as to which Options have been or may be granted under the Plan: Common Stock, par value $.01 per share, or any shares of capital stock into which the Shares are changed or for which they are exchanged within the provisions of Article VII of the Plan.

B.     Purposes of the Plan

       The Plan is intended to encourage ownership of Shares by Key Persons in order to attract such Key Persons, to induce such Key Persons to remain in the service of the Company or of an Affiliate and to provide additional incentive for such Key Persons to promote the success of the Company or of an Affiliate. It is further intended that if the Board of Directors desires, and so indicates by the terms of a specific Option Agreement, Options issued pursuant to the Plan shall be eligible to constitute "Incentive Stock Options" within the meaning of
Section 422(a) of the Code.

II.    SHARES SUBJECT TO THE PLAN

       The aggregate number of Shares as to which Options may be granted from time to time shall be three million one hundred thousand (3,100,000) Shares; provided however, that unless the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, the maximum number of Shares as to which Options may be granted in any calendar year to a director who is also an employee shall not exceed 33% of the aggregate number of Shares with respect to which grants may be made under the Plan.

       If an Option ceases to be "outstanding", in whole or in part, the Shares which were subject to such Option shall be available for the granting of other Options. Any Option shall be treated as "outstanding" until such Option is surrendered, canceled, is exercised in full, or terminates or expires under the provisions of the Plan.

         The aggregate number of Shares as to which Options may be granted shall be subject to change only by means of an amendment of the Plan duly adopted by the Board and approved by the shareholders of the Company, subject to the provision of Article VII.

III.   ADMINISTRATION

         The Plan shall be administered by the Board of Directors, except to the extent that the Board of Directors delegates its authority hereunder to the Committee. The Committee shall be comprised of not less than three members who shall be appointed by, and shall serve at the pleasure of, the Board. Subject to the provisions of the Plan, the Board of Directors and the Committee are authorized to:

     A. interpret the provisions of the Plan or of any Option or Option Agreement and to make all rules and determinations which it deems necessary or advisable with respect thereto;
     B. determine which persons shall be designated as Key Persons and which of the Key Persons shall be granted Options;
     C. determine the number of Shares for which an Option or Options shall be granted; and

     D. specify the terms and conditions upon which Options may be granted;

provided, however, that all such interpretations, rules, determinations, terms and conditions shall be made and prescribed in the sole and absolute discretion of the Board of Directors or if such authority be delegated, the Committee; provided, further, that except as to Options granted pursuant to Article XII such interpretations, rules, determination, terms and conditions shall be made and proscribed in the context of preserving the tax status of the Options as Incentive Stock Options within the meaning of Section 422(a) of the Code; also, provided, further, that unless the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, the authority of the Board of Directors and the Committee to grant Options to employees who are also directors is subject to certain restrictions contained herein.

IV.    ELIGIBILITY FOR PARTICIPATION

       Each Participant must be a Key Person of the Company or of an Affiliate at the time an Option is granted.

       The Board of Directors or if such authority be delegated, the Committee, may at any time and from time to time grant one or more Options to one or more Key Persons and may designate the type of Option (whether an Incentive or Nonstatutory Option) and the number of Shares to be optioned under each Option so granted; provided, however, that no Options shall be granted after the expiration of the earlier of ten (10) years from the date of the adoption of the Plan by the Company or the approval of the Plan by the shareholders of the Company, and provided further, that the fair market value of the Shares (determined as of the date of grant) with respect to which such Incentive Stock Options are exercisable for the first time by a Participant during any calendar year under the Plan and any other incentive stock option plan of the Company and/or an Affiliate shall not exceed $ 100,000.

         Notwithstanding any of the foregoing provisions, the Board of Directors, or if such authority be delegated, the Committee, may authorize the grant of an Option to a person not then a Key Person, provided that, in the case of a grant of a Nonstatutory Option, the actual grant shall be conditioned upon such person becoming eligible to become a Participant at or prior to the time of the execution of the Option Agreement evidencing such Option; provided further, that in the case of the grant of an Incentive Stock Option, the person shall become an employee on or before the date of grant.

V.     TERMS AND CONDITIONS OF OPTIONS
       -------------------------------

A.     Option Price:
       ------------

       1.       Incentive Stock Options

If the optionee owns directly or by reason of the applicable attribution rules (at Code Section 425(d)) ten percent (10%) or less of the total combined voting power of all classes of stock of the Company or any Affiliate, the Option price (per share) of the Shares covered by each Incentive Stock Option shall be not less than the "fair market value" as hereinafter defined (per share) of the Shares on the date of the grant of the Incentive Stock Option. In all other cases, the Incentive Stock Option's price shall be not less than one hundred ten percent (110%) of the said fair market value on the date of grant. If such Shares are then listed on any national securities exchange or the national market system of NASDAQ as defined below, the fair market value shall be the mean between the high and low sales prices, if any, on the largest such exchange on the date of the grant of the Option, or, if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option. If the Shares are not then listed on any such exchange, the fair market value of such Shares shall be the mean between the closing "Bid" and the closing "Ask" prices, if any, as reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the date of the grant of the Option, or if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the Shares are not then either listed on any such exchange or quoted in NASDAQ, the fair market value shall be the mean between the average of the "Bid" and the average of the "Ask" prices, if any, as reported in the National Daily Quotation Service for the date of the grant of the Option or, if none, for the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the fair market value cannot be determined under the preceding three sentences, it shall be determined in good faith by the Board of Directors, or if such authority be delegated, the Committee

       2.       Nonstatutory Stock Options

The Option price for any Nonstatutory Stock Option shall be any price determined by the Board of Directors, or if such authority be delegated, by the Committee.

B.     Number of Shares

Each Option shall state the type of Option (whether an Incentive or Nonstatutory Stock Option) and the number of Shares to which it pertains.

C.     Term of Option

Each Option shall terminate not more than ten (10) years from the date of the grant thereof, or at such earlier time as the Option Agreement may provide, and shall be subject to earlier termination as herein provided, except that if the Option price is required under Paragraph A(l) of this Article V to be at least 110% of the fair market value, each such Option shall terminate not more than five (5) years from the date of the grant thereof.

Unless the terms of an Option provide a more restrictive option period, the unexercised portion of an Option shall automatically and without notice terminate and become null and void upon the earlier of:

     1) with respect to Options held by a person who is employed by the Company or any Affiliate, 30 days after the date that a Participant ceases to be employed by the Company or any Affiliate, regardless of the reason therefor, other than a cessation by reason of death, Disability or for Cause;
     2) with respect to Options held by a person employed by the Company or any Affiliate, 90 days after the date that the Participant ceases to be employed by the Company or any Affiliate by reason of Disability;

     3) with respect to Options held by a person employed by the Company or any Affiliate, 90 days after the date that the Participant ceases to be employed by the Company or any Affiliate by reason of death;

     4) the date that a Participant ceases to be employed by the Company or any Affiliate, if such cessation is for Cause;

     5) with respect to Options held by a person who is not employed by the Company or any Affiliate, the date specified in the Option Agreement;

     6) the tenth anniversary of the date of grant of any Options;

     7) the fifth anniversary of the date of grant of any Options if the option price is required to be at least 110% of the fair market value pursuant to paragraph A(l) of Article V; or

     8) such earlier date as selected by the Board of Directors, or if such authority be delegated, the Committee, and expressly described in the Option Agreement.

       For purposes of this Plan, a Participant ceases to be an employee of the Company or any Affiliate on the date specified in records maintained by the Company's Human Resources Department.


D.     Date of Exercise

Upon the authorization of the grant of an Option, the Board of Directors or if such authority be delegated, the Committee may, subject to the provisions of Paragraph C of this Article V, prescribe the date or dates on which the Option becomes exercisable, and may provide that the Option rights accrue or becomes exercisable in installments over a period of years, or upon the attainment of stated goals or both. The Board of Directors, or if such authority be delegated, the Committee, may accelerate the date(s) on which rights accrue or on which any Option may be exercised, regardless of whether such acceleration of an Incentive Stock Option causes a violation of Article IV.

              Notwithstanding the foregoing, until such time as the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, Options granted to employees who are also directors shall not be exercisable prior to the first anniversary date of the granting of the Option.

E.     Medium of Payment

The Option price shall be payable upon the exercise of the Option. It shall be payable in such form (permitted by Section 422(a) of the Code), as the Board of Directors or if such authority be delegated, the Committee shall, either by rules promulgated pursuant to the provisions of Article III of the Plan, or in the particular Option Agreement, provide.

F.     Termination of Employment

A Participant who is an employee of the Company or an Affiliate and to whom an Option has been granted under the Plan who is absent from work with the Company or with an Affiliate because of temporary disability (any disability other than a permanent and total Disability as defined at Paragraph A(7) of Article I hereof), or who is on leave of absence for any purpose permitted by any authoritative interpretation (e.g., regulation, ruling, case law, etc.) of
Section 422(a) of the Code, shall not, during the period of any such absence, be deemed, by virtue of such absence alone, to have terminated such Participant's employment with the Company or with an Affiliate, except as the Board of Directors or if such authority be delegated, the Committee may otherwise expressly provide or determine, provided, further, and without limitation, that the Board of Directors or if such authority be delegated, the Committee, in its sole and absolute discretion shall have the power to determine the date on which has occurred a cessation of the relationship to the Company which makes a person a Participant.

G.     Total and Permanent Disability

A Participant who ceases to be an employee of the Company or of an Affiliate by reason of Disability may exercise any Option granted to such Participant to the extent provided by Article V(C)(2).

       A Disabled Participant shall exercise such rights, if at all, only within the period specified in Article V(C)(2) above, (notwithstanding that the Participant might have been able to exercise the Option as to some or all of the Shares on a later date if the Participant had not become Disabled) or, if earlier, within the originally prescribed term of the Option.

       The Board of Directors (or the Committee if such authority has been delegated) shall make the determination both of whether Disability has occurred and the date thereof. If requested, the Participant shall be examined by a physician selected or approved by the Board of Directors (or the Committee if applicable), the cost of which examination shall be paid for by the Company.

H.     Death

In the event that a Participant to whom an Option has been granted ceases to be an employee of the Company or of an Affiliate, by reason of such Participant's death, such Option may be exercised by the Participant's Survivors to the extent provided in Article V(C)(3). Such Option must be exercised by the Participant's Survivors, if at all, within the time period provided in Article V(C)(3) above, or if earlier, within the originally prescribed term of the Option, notwithstanding that the descendent might have been able to exercise the Option as to some or all of the shares on a later date if the Participant were alive and had continued to be an employee of the Company or of an Affiliate.

I.     Exercise of Option and Issue of Shares
       --------------------------------------

Options shall be exercised by giving written notice to the Company, together with the tender of the Option price, and, in the case of Nonstatutory Stock Options, arranging for withholding. Such written notice shall be signed by the person exercising the Option, shall state the number of Shares with respect to which the Option is being exercised and shall contain any warranty required by
Article VI. Reasonably promptly following receipt by the Company of such written notice and of the Option price, and, in the case of Nonstatutory Stock Options, arrangement for withholding, the Company shall deliver the Option Shares to the Participant (or to the Participant's Survivors, as the case may be). In determining what constitutes "reasonably promptly", it is expressly understood that the delivery of the Option Shares may be delayed by the Company in order to comply with any law or regulation which requires the Company to take any action with respect to the Option Shares prior to the issuance thereof, whether pursuant to the provisions of Article VI or otherwise. The Option Shares shall, upon delivery, be evidenced by an appropriate certificate or certificates for paid-up non-assessable Shares.

J.     Rights as a Shareholder

No Participant to whom an Option has been granted shall have rights as a shareholder with respect to any Shares covered by such Option except as to such Shares as have been issued to or registered in the Company's share register in the name of such Participant upon the due exercise of the Option and tender of the full option price or its equivalent under applicable State or Commonwealth law.

K.     Assignability and Transferability of Option

              By its terms, an Option granted to a Participant shall not be transferable by the Participant otherwise than by will, or by the laws of descent and distribution and shall be exercisable, during the Participant's lifetime, only by such Participant. Such Option shall not be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of any Option or of any rights granted thereunder contrary to the provisions of this Paragraph K, or the levy of any attachment or similar process upon an Option or such rights, shall be null and void.

L.     Other Provisions

The Option Agreement shall contain such limitations and restrictions upon the exercise of the Option intended to be an Incentive Stock Option as shall be necessary in order that such Option can be an Incentive Stock Option within the meaning of the Section 422(a) of the Code. Further, the Option Agreements authorized under the Plan shall be subject to such other terms and conditions including, without limitation, restrictions upon the exercise of the Option, as the Board of Directors or if such authority be delegated, the Committee, shall deem advisable and which are not inconsistent with the requirements of Code
Section 422(a).

M.     Acceleration of options
       -----------------------

Notwithstanding any provisions hereof to the contrary, the Board of Directors or if such authority be delegated, the Committee, may in its sole discretion accelerate the date on which any Option may be exercised. If any Option is accelerated in accordance with this section, the portion of such Option that may be exercised to acquire Shares that the Participant would not be entitled to acquire but for such acceleration (the "Acceleration Shares"), is limited to that number of Acceleration Shares that can be acquired without causing the Participant to have an "excess parachute payment" as determined under section 28OG of the Code, determined by taking into account all of the Participant's "parachute payments" under the Code. If as a result of this paragraph, the Participant may not acquire all of the Acceleration Shares, then the Acceleration Shares that the Participant may acquire shall be the last Shares that the Participant would have been able to acquire had the Option not been accelerated.

VI.    PURCHASE FOR INVESTMENT

         Unless the Shares to be issued upon the particular exercise of an Option shall have been effectively registered under the Securities Act of 1933, as now in force or hereafter amended (the "Act"), the Company shall be under no obligation to issue the Shares covered by such exercise unless and until the following conditions have been fulfilled:

       1. The person(s) who exercises such Option shall warrant to the Company, at the time of such exercise, that such person(s) are acquiring their option Shares, for investment and not with a view to, or for sale in connection with, the distribution of any such Shares. In such event the person(s) acquiring such Shares shall be bound by the provisions of the following legend which shall be endorsed upon the certificate(s) evidencing the option Shares issued pursuant to such exercise:

"The shares represented by this certificate have been taken for investment and they may not be sold or otherwise transferred by any person, including a pledge, in the absence of an effective registration statement for the shares under the Securities Act of 1933 or an opinion of counsel satisfactory to the Company that an exemption from registration is then available."

       2. The Company shall have received an opinion of its counsel that the Shares may be issued upon such particular exercise in compliance with the Act without registration thereunder. Without limiting the generality of the foregoing, the Company may delay issuance of the Shares until completion of any action or obtaining of any consent, which the Company deems necessary under any applicable law (including without limitation state securities or "blue sky" laws).



VII. CHANGES IN CAPITALIZATION, CORPORATE FORM OR OWNERSHIP: ADJUSTMENT UPON OR TERMINATION OF OPTIONS
       ------------------------------------------------------------------------

       A.       Adjustment

        Subject to Article VII(B) below, in the event that the outstanding Shares of the Company are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, change in par value, stock split-up, combination of shares or dividend payable in capital stock, or the like, appropriate adjustment shall be made in the maximum number and kind of shares for the purchase of which Options may be granted under the Plan and, in addition, appropriate adjustment to prevent dilution or enlargement of the rights granted to or available for Participants, shall be made in the number and kind of shares and in the option price per share subject to outstanding Options. No such adjustment shall be made which shall, within the meaning of Section 425 of the Code, constitute such a modification, extension or renewal of an Incentive Stock Option as to cause it to be considered as the grant of a new Option.

       B.       Termination of Options

        Notwithstanding the adjustment provisions of Article VII(A) above, if one of the events therein described are pending, the Board of Directors or, if such authority be delegated, the Committee, in its sole discretion, may, by giving written "Cancellation notice", cancel effective immediately all Options granted hereunder which remain unexercised and such Options shall thereupon become null and void, except as otherwise provided in any prior written agreement between the Company and any Participant.

VIII. DISSOLUTION OR LIQUIDATION OF THE COMPANY - TERMINATION OF UNEXERCISED OPTIONS
       --------------------------------------------------------------------

       Upon the dissolution or liquidation of the Company or the sale, lease, exchange or other disposition of all or substantially all of the property and assets of the Company other than in connection with a transaction to which the preceding Article VII is applicable, all Options granted hereunder which remain unexercised shall terminate and become null and void; except as otherwise provided in any prior written agreement between the Company and any Participant; provided, however, that if the rights of a Participant or a Participant's Survivors hereunder have not otherwise terminated and expired, the Participant or the Participant's Survivors shall have the right immediately prior to such dissolution, liquidation, sale, lease or exchange, to exercise any Option granted hereunder to the extent that the right to purchase Shares thereunder has accrued as of the date immediately prior to such event.

IX.       TERMINATION OF THE PLAN

       The Plan shall terminate ten (10) years from the earlier of the date of its adoption or the date of its approval by the shareholders. The Plan may be terminated at an earlier date by vote of the shareholders; provided, however, that any such earlier termination shall not affect any Option granted or Option Agreements executed prior to the effective date of such termination.

X.        AMENDMENT OF THE PLAN

       The Board of Directors may from time to time amend the Plan or any Option; provided, however, that subject to changes in law or other legal requirements that would permit otherwise, or except to the extent provided in
Article VII(A), no such amendment may, without approval by the holders of a majority of the shares of Common Stock of the Company represented at a meeting of shareholders for which a quorum is present, (a) increase the number of Shares reserved for Options or change the class of persons eligible to receive Options,
(b) permit the granting of Options that expire beyond the maximum period described in Article V(C), or (c) extend the termination date of the Plan as set forth in Article IX ; and provided, further, that except to the extent provided in Articles VII and VIII no amendment or suspension of the Plan or any Option issued hereunder shall, except as specifically permitted in any Option Agreement, substantially impair any Option previously granted to any Participant without the consent of such Participant. Any shareholder approval necessary or desirable in order to comply with Rule l6b-3 under the Securities Exchange Act of 1934 or with Section 422 of the Code (or other applicable law or regulation) shall be obtained in the manner required herein.

XI.       EMPLOYMENT RELATIONSHIP

       Nothing herein contained shall be deemed to prevent the Company or an Affiliate from terminating its employment of, or other relationship with, a Participant, nor prevent a Participant from terminating the Participant's employment, or other relationship with the Company or an Affiliate.

XII.      OPTIONS OTHER THAN INCENTIVE STOCK OPTIONS

       Subject to the provisions of Article 11 dealing with the aggregate number of Shares as to which Options may be granted under this Plan, the Board of Directors may at any time and from time to time, grant Options that cannot and/or are not intended to qualify as Incentive Stock Options on such terms and conditions as it may from time to time determine. To the extent that such Nonstatutory Options are granted, the number of Shares available for the issuance of Options shall be correspondingly reduced and no such Nonstatutory Stock Options (clearly designated as such) shall be issued on such terms as to adversely affect Options intended to be Incentive Stock Options.

XIII.     STOCK APPRECIATION RIGHTS

       A. The Board of Directors shall have authority, in its sole discretion, to grant a Stock Appreciation Right ("SAR") with respect to all or some of the Shares covered by any Option ("Related Option"). An SAR granted with respect to an Incentive Stock Option must be granted together with the Related Option.

       B. For purposes of this Article XIII, the following definitions shall apply:

                1. The term "Stock Appreciation Right" or "SAR" shall mean the obligation to pay the Participant (or the Participant's Survivors), in the event of the death of the Participant, an amount in cash equal to the Spread; provided, however, the Company may, in its sole discretion, withhold from such cash any amount necessary to satisfy the Company's obligation for withholding taxes with respect to such payment.

                2. The term "Spread" shall mean, with respect to each SAR, an amount equal to the product computed by multiplying (a) the excess of (i) the fair market value per Share over (ii) the option price per Share of the Related Option, by (b) the number of Shares with respect to which such SAR is being exercised; provided, however, that with respect to any SAR granted together with an Incentive Stock Option in no event shall the Spread exceed the amount permitted to be treated as the Spread under applicable treasury Regulations or other legal authority without disqualifying the Options as an Incentive Stock Option.

     C. Each SAR shall be on such terms and conditions not inconsistent with this Plan as the Board of Directors may determine and shall be evidenced by a written agreement executed by the Company and the Participant receiving the Related Option. A SAR shall be exercisable only at such time or times and to the extent that the Related Option shall be exercisable in accordance with the provisions of Article V and this Article XIII of the Plan; provided, however, that any SAR granted to a Participant subject to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") subsequent to the grant of the Related Option shall not be exercisable during the first six months of its term, except that this special limitation shall not apply in the event of the death or disability of the Participant prior to the expiration of the six-month period; further provided, that until such time as the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, SARs may not be granted to employees who are also directors. The exercise of SARs held by Participants who are subject to section 16(b) of the Exchange Act shall comply with Rule 16b-3 thereunder, to the extent applicable.

     D. A Participant shall have no rights as a shareholder with respect to shares subject to a Related Option by reason of any SAR.

       E.       A SAR shall not be transferable in any manner.

XIV. EFFECTIVE DATE
     --------------

       This Plan shall become effective upon adoption by the Board of Directors but shall nevertheless be subject within one (1) year either before or after such adoption by the Board of Directors, to the approval of the shareholders of the Company.


                              MICROGRAFX, INC. 1995
                  INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

                       Approved by the Board June 15,1994
                 Approved by the Shareholders September 28,1994

  DEFINITIONS AND PURPOSES ....................................................................................1
       Definitions ............................................................................................1
       Purposes of the Plan ...................................................................................2
  SHARES SUBJECT TO THE PLAN ..................................................................................2
  ADMINISTRATION ..............................................................................................3
  ELIGIBILITY FOR PARTICIPATION ...............................................................................3
  TERMS AND CONDITIONS OF OPTIONS: ............................................................................4
       Option Price ...........................................................................................4
       Number of Shares .......................................................................................5
       Term of Option .........................................................................................5
       Date of Exercise .......................................................................................6
       Medium of Payment ......................................................................................6
       Prior Option - Sequence Exercise Rule ..................................................................6
       Termination of Employment ..............................................................................6
       Total and Permanent Disability .........................................................................7
       Death    ...............................................................................................7
       Exercise of Option and Issue of Shares .................................................................7
       Rights as a Shareholder ................................................................................8
       Assignability and Transferability of Option ............................................................8
       Other Provisions .......................................................................................8
       Acceleration of Options ................................................................................8
  PURCHASE FOR INVESTMENT .....................................................................................9
CHANGES IN CAPITALIZATION, CORPORATE FORM OR OWNERSHIP; ADJUSTMENT UPON OR TERMINATION OF OPTIONS .............9
       Adjustment..............................................................................................9
       Termination of Options..................................................................................10
  DISSOLUTION OR LIQUIDATION OF THE COMPANY - TERMINATION OF UNEXERCISED
  OPTIONS       ...............................................................................................
  TERMINATION OF THE PLAN .....................................................................................10
  AMENDMENT OF THE PLAN .......................................................................................10
  EMPLOYMENT RELATIONSHIP .....................................................................................11
  STOCK APPRECIATION RIGHTS ...................................................................................11
  EFFECTIVE DATE ..............................................................................................12


                                                               EXHIBIT 10.23


                              MICROGRAFX, INC. 1995

                                  AMENDMENT #3

                  INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN


  I.   DEFINITIONS AND PURPOSES

A.     Definitions

       Unless otherwise specified or unless the context otherwise requires, the following terms, as used in this Incentive and Nonstatutory Stock Option Plan, shall have the following meanings:

     1. Affiliate means a corporation which, for purposes of Section 422(a) of the Code, is a direct or indirect parent or subsidiary of the Company. 4. Board of Directors or Board means the Board of Directors of the Company.


     3. Cause means the Participant's willful misconduct or gross negligence, as determined by the Board of Directors or the Committee in its sole discretion. 4. Code means the United States Internal Revenue Code of 1986, as amended.


     5. Committee means the Committee to which the Board of Directors has delegated power to act under or pursuant to the provisions of the Plan.

       6.       Company means Micrografx, Inc.


     7. Disability or Disabled means permanent and total disability as defined in Section 22(e)(3) of the Code.

       8. Disinterested Person(s) shall have the meaning set forth in Rule l6b-3 as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor definition adopted by the Securities and Exchange Commission.

     9.  Incentive  Stock Option  means an Incentive  Stock Option as defined at
Section 422(a) of the Code.

       10. Key Person(s) shall mean any employee of, or consultant or other person rendering significant services to, the Company or an Affiliate, to be granted one or more Options under the Plan.

     11. Nonstatutory Stock Option means an Option which is not an incentive Stock Option.


       12.      Option means a right or option granted under the Plan.


     17. Option Agreement means an agreement between the Company and a Participant executed and delivered pursuant to the Plan.

     18. Participant means a Key Person to whom one or more Options are granted under the Plan.

       15. Participant's Survivors means a deceased Participant's legal representatives and/or any person or persons who acquired the Participant's rights to an Option by will or by the laws of descent and distribution.

       16.      Plan means this Incentive and Nonstatutory Stock Option Plan.


       17. Shares means the following shares of the capital stock of the Company as to which Options have been or may be granted under the Plan: Common Stock, par value $.01 per share, or any shares of capital stock into which the Shares are changed or for which they are exchanged within the provisions of Article VII of the Plan.

B.     Purposes of the Plan

       The Plan is intended to encourage ownership of Shares by Key Persons in order to attract such Key Persons, to induce such Key Persons to remain in the service of the Company or of an Affiliate and to provide additional incentive for such Key Persons to promote the success of the Company or of an Affiliate. It is further intended that if the Board of Directors desires, and so indicates by the terms of a specific Option Agreement, Options issued pursuant to the Plan shall be eligible to constitute "Incentive Stock Options" within the meaning of
Section 422(a) of the Code.

II.    SHARES SUBJECT TO THE PLAN

       The aggregate number of Shares as to which Options may be granted from time to time shall be three million seven hundred thousand (3,700,000) Shares; provided however, that unless the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, the maximum number of Shares as to which Options may be granted in any calendar year to a director who is also an employee shall not exceed 33% of the aggregate number of Shares with respect to which grants may be made under the Plan.

       If an Option ceases to be "outstanding", in whole or in part, the Shares which were subject to such Option shall be available for the granting of other Options. Any Option shall be treated as "outstanding" until such Option is surrendered, canceled, is exercised in full, or terminates or expires under the provisions of the Plan.

         The aggregate number of Shares as to which Options may be granted shall be subject to change only by means of an amendment of the Plan duly adopted by the Board and approved by the shareholders of the Company, subject to the provision of Article VII.

III.   ADMINISTRATION

         The Plan shall be administered by the Board of Directors, except to the extent that the Board of Directors delegates its authority hereunder to the Committee. The Committee shall be comprised of not less than three members who shall be appointed by, and shall serve at the pleasure of, the Board. Subject to the provisions of the Plan, the Board of Directors and the Committee are authorized to:

     A. interpret the provisions of the Plan or of any Option or Option Agreement and to make all rules and determinations which it deems necessary or advisable with respect thereto;

     B. determine which persons shall be designated as Key Persons and which of the Key Persons shall be granted Options;

     C. determine the number of Shares for which an Option or Options shall be granted; and

     D. specify the terms and conditions upon which Options may be granted;

provided, however, that all such interpretations, rules, determinations, terms and conditions shall be made and prescribed in the sole and absolute discretion of the Board of Directors or if such authority be delegated, the Committee; provided, further, that except as to Options granted pursuant to Article XII such interpretations, rules, determination, terms and conditions shall be made and proscribed in the context of preserving the tax status of the Options as Incentive Stock Options within the meaning of Section 422(a) of the Code; also, provided, further, that unless the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, the authority of the Board of Directors and the Committee to grant Options to employees who are also directors is subject to certain restrictions contained herein.

IV.    ELIGIBILITY FOR PARTICIPATION

       Each Participant must be a Key Person of the Company or of an Affiliate at the time an Option is granted.

       The Board of Directors or if such authority be delegated, the Committee, may at any time and from time to time grant one or more Options to one or more Key Persons and may designate the type of Option (whether an Incentive or Nonstatutory Option) and the number of Shares to be optioned under each Option so granted; provided, however, that no Options shall be granted after the expiration of the earlier of ten (10) years from the date of the adoption of the Plan by the Company or the approval of the Plan by the shareholders of the Company, and provided further, that the fair market value of the Shares (determined as of the date of grant) with respect to which such Incentive Stock Options are exercisable for the first time by a Participant during any calendar year under the Plan and any other incentive stock option plan of the Company and/or an Affiliate shall not exceed $ 100,000.

         Notwithstanding any of the foregoing provisions, the Board of Directors, or if such authority be delegated, the Committee, may authorize the grant of an Option to a person not then a Key Person, provided that, in the case of a grant of a Nonstatutory Option, the actual grant shall be conditioned upon such person becoming eligible to become a Participant at or prior to the time of the execution of the Option Agreement evidencing such Option; provided further, that in the case of the grant of an Incentive Stock Option, the person shall become an employee on or before the date of grant.

V.     TERMS AND CONDITIONS OF OPTIONS
       -------------------------------

A.     Option Price:
       ------------

       1.       Incentive Stock Options

If the optionee owns directly or by reason of the applicable attribution rules (at Code Section 425(d)) ten percent (10%) or less of the total combined voting power of all classes of stock of the Company or any Affiliate, the Option price (per share) of the Shares covered by each Incentive Stock Option shall be not less than the "fair market value" as hereinafter defined (per share) of the Shares on the date of the grant of the Incentive Stock Option. In all other cases, the Incentive Stock Option's price shall be not less than one hundred ten percent (110%) of the said fair market value on the date of grant. If such Shares are then listed on any national securities exchange or the national market system of NASDAQ as defined below, the fair market value shall be the mean between the high and low sales prices, if any, on the largest such exchange on the date of the grant of the Option, or, if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option. If the Shares are not then listed on any such exchange, the fair market value of such Shares shall be the mean between the closing "Bid" and the closing "Ask" prices, if any, as reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the date of the grant of the Option, or if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the Shares are not then either listed on any such exchange or quoted in NASDAQ, the fair market value shall be the mean between the average of the "Bid" and the average of the "Ask" prices, if any, as reported in the National Daily Quotation Service for the date of the grant of the Option or, if none, for the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the fair market value cannot be determined under the preceding three sentences, it shall be determined in good faith by the Board of Directors, or if such authority be delegated, the Committee

       2.       Nonstatutory Stock Options

The Option price for any Nonstatutory Stock Option shall be any price determined by the Board of Directors, or if such authority be delegated, by the Committee.

B.     Number of Shares

Each Option shall state the type of Option (whether an Incentive or Nonstatutory Stock Option) and the number of Shares to which it pertains.

C.     Term of Option

Each Option shall terminate not more than ten (10) years from the date of the grant thereof, or at such earlier time as the Option Agreement may provide, and shall be subject to earlier termination as herein provided, except that if the Option price is required under Paragraph A(l) of this Article V to be at least 110% of the fair market value, each such Option shall terminate not more than five (5) years from the date of the grant thereof.

Unless the terms of an Option provide a more restrictive option period, the unexercised portion of an Option shall automatically and without notice terminate and become null and void upon the earlier of:

     1) with respect to Options held by a person who is employed by the Company or any Affiliate, 30 days after the date that a Participant ceases to be employed by the Company or any Affiliate, regardless of the reason therefor, other than a cessation by reason of death, Disability or for Cause;

     2) with respect to Options held by a person employed by the Company or any Affiliate, 90 days after the date that the Participant ceases to be employed by the Company or any Affiliate by reason of Disability;

                  3) with respect to Options held by a person employed by the Company or any Affiliate, 90 days after the date that the Participant ceases to be employed by the Company or any Affiliate by reason of death;

     4) the date that a Participant ceases to be employed by the Company or any Affiliate, if such cessation is for Cause;

     5) with respect to Options held by a person who is not employed by the Company or any Affiliate, the date specified in the Option Agreement;

                6) the tenth anniversary of the date of grant of any Options;

     7) the fifth anniversary of the date of grant of any Options if the option price is required to be at least 110% of the fair market value pursuant to paragraph A(l) of Article V; or

                8) such earlier date as selected by the Board of Directors, or if such authority be delegated, the Committee, and expressly described in the Option Agreement.

       For purposes of this Plan, a Participant ceases to be an employee of the Company or any Affiliate on the date specified in records maintained by the Company's Human Resources Department.


D.     Date of Exercise

Upon the authorization of the grant of an Option, the Board of Directors or if such authority be delegated, the Committee may, subject to the provisions of Paragraph C of this Article V, prescribe the date or dates on which the Option becomes exercisable, and may provide that the Option rights accrue or becomes exercisable in installments over a period of years, or upon the attainment of stated goals or both. The Board of Directors, or if such authority be delegated, the Committee, may accelerate the date(s) on which rights accrue or on which any Option may be exercised, regardless of whether such acceleration of an Incentive Stock Option causes a violation of Article IV.

              Notwithstanding the foregoing, until such time as the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, Options granted to employees who are also directors shall not be exercisable prior to the first anniversary date of the granting of the Option.

E.     Medium of Payment

The Option price shall be payable upon the exercise of the Option. It shall be payable in such form (permitted by Section 422(a) of the Code), as the Board of Directors or if such authority be delegated, the Committee shall, either by rules promulgated pursuant to the provisions of Article III of the Plan, or in the particular Option Agreement, provide.

F.     Termination of Employment

A Participant who is an employee of the Company or an Affiliate and to whom an Option has been granted under the Plan who is absent from work with the Company or with an Affiliate because of temporary disability (any disability other than a permanent and total Disability as defined at Paragraph A(7) of Article I hereof), or who is on leave of absence for any purpose permitted by any authoritative interpretation (e.g., regulation, ruling, case law, etc.) of
Section 422(a) of the Code, shall not, during the period of any such absence, be deemed, by virtue of such absence alone, to have terminated such Participant's employment with the Company or with an Affiliate, except as the Board of Directors or if such authority be delegated, the Committee may otherwise expressly provide or determine, provided, further, and without limitation, that the Board of Directors or if such authority be delegated, the Committee, in its sole and absolute discretion shall have the power to determine the date on which has occurred a cessation of the relationship to the Company which makes a person a Participant.

G.     Total and Permanent Disability

A Participant who ceases to be an employee of the Company or of an Affiliate by reason of Disability may exercise any Option granted to such Participant to the extent provided by Article V(C)(2).

       A Disabled Participant shall exercise such rights, if at all, only within the period specified in Article V(C)(2) above, (notwithstanding that the Participant might have been able to exercise the Option as to some or all of the Shares on a later date if the Participant had not become Disabled) or, if earlier, within the originally prescribed term of the Option.

       The Board of Directors (or the Committee if such authority has been delegated) shall make the determination both of whether Disability has occurred and the date thereof. If requested, the Participant shall be examined by a physician selected or approved by the Board of Directors (or the Committee if applicable), the cost of which examination shall be paid for by the Company.

H.     Death

In the event that a Participant to whom an Option has been granted ceases to be an employee of the Company or of an Affiliate, by reason of such Participant's death, such Option may be exercised by the Participant's Survivors to the extent provided in Article V(C)(3). Such Option must be exercised by the Participant's Survivors, if at all, within the time period provided in Article V(C)(3) above, or if earlier, within the originally prescribed term of the Option, notwithstanding that the descendent might have been able to exercise the Option as to some or all of the shares on a later date if the Participant were alive and had continued to be an employee of the Company or of an Affiliate.

I.     Exercise of Option and Issue of Shares
       --------------------------------------

Options shall be exercised by giving written notice to the Company, together with the tender of the Option price, and, in the case of Nonstatutory Stock Options, arranging for withholding. Such written notice shall be signed by the person exercising the Option, shall state the number of Shares with respect to which the Option is being exercised and shall contain any warranty required by
Article VI. Reasonably promptly following receipt by the Company of such written notice and of the Option price, and, in the case of Nonstatutory Stock Options, arrangement for withholding, the Company shall deliver the Option Shares to the Participant (or to the Participant's Survivors, as the case may be). In determining what constitutes "reasonably promptly", it is expressly understood that the delivery of the Option Shares may be delayed by the Company in order to comply with any law or regulation which requires the Company to take any action with respect to the Option Shares prior to the issuance thereof, whether pursuant to the provisions of Article VI or otherwise. The Option Shares shall, upon delivery, be evidenced by an appropriate certificate or certificates for paid-up non-assessable Shares.

J.     Rights as a Shareholder

No Participant to whom an Option has been granted shall have rights as a shareholder with respect to any Shares covered by such Option except as to such Shares as have been issued to or registered in the Company's share register in the name of such Participant upon the due exercise of the Option and tender of the full option price or its equivalent under applicable State or Commonwealth law.

K.     Assignability and Transferability of Option

              By its terms, an Option granted to a Participant shall not be transferable by the Participant otherwise than by will, or by the laws of descent and distribution and shall be exercisable, during the Participant's lifetime, only by such Participant. Such Option shall not be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of any Option or of any rights granted thereunder contrary to the provisions of this Paragraph K, or the levy of any attachment or similar process upon an Option or such rights, shall be null and void.

L.     Other Provisions

The Option Agreement shall contain such limitations and restrictions upon the exercise of the Option intended to be an Incentive Stock Option as shall be necessary in order that such Option can be an Incentive Stock Option within the meaning of the Section 422(a) of the Code. Further, the Option Agreements authorized under the Plan shall be subject to such other terms and conditions including, without limitation, restrictions upon the exercise of the Option, as the Board of Directors or if such authority be delegated, the Committee, shall deem advisable and which are not inconsistent with the requirements of Code
Section 422(a).

M.     Acceleration of options
       -----------------------

Notwithstanding any provisions hereof to the contrary, the Board of Directors or if such authority be delegated, the Committee, may in its sole discretion accelerate the date on which any Option may be exercised. If any Option is accelerated in accordance with this section, the portion of such Option that may be exercised to acquire Shares that the Participant would not be entitled to acquire but for such acceleration (the "Acceleration Shares"), is limited to that number of Acceleration Shares that can be acquired without causing the Participant to have an "excess parachute payment" as determined under section 28OG of the Code, determined by taking into account all of the Participant's "parachute payments" under the Code. If as a result of this paragraph, the Participant may not acquire all of the Acceleration Shares, then the Acceleration Shares that the Participant may acquire shall be the last Shares that the Participant would have been able to acquire had the Option not been accelerated.

VI.    PURCHASE FOR INVESTMENT

         Unless the Shares to be issued upon the particular exercise of an Option shall have been effectively registered under the Securities Act of 1933, as now in force or hereafter amended (the "Act"), the Company shall be under no obligation to issue the Shares covered by such exercise unless and until the following conditions have been fulfilled:

       1. The person(s) who exercises such Option shall warrant to the Company, at the time of such exercise, that such person(s) are acquiring their option Shares, for investment and not with a view to, or for sale in connection with, the distribution of any such Shares. In such event the person(s) acquiring such Shares shall be bound by the provisions of the following legend which shall be endorsed upon the certificate(s) evidencing the option Shares issued pursuant to such exercise:

"The shares represented by this certificate have been taken for investment and they may not be sold or otherwise transferred by any person, including a pledge, in the absence of an effective registration statement for the shares under the Securities Act of 1933 or an opinion of counsel satisfactory to the Company that an exemption from registration is then available."

       2. The Company shall have received an opinion of its counsel that the Shares may be issued upon such particular exercise in compliance with the Act without registration thereunder. Without limiting the generality of the foregoing, the Company may delay issuance of the Shares until completion of any action or obtaining of any consent, which the Company deems necessary under any applicable law (including without limitation state securities or "blue sky" laws).



VII. CHANGES IN CAPITALIZATION, CORPORATE FORM OR OWNERSHIP: ADJUSTMENT UPON OR TERMINATION OF OPTIONS
       -------------------------------------------------------------------------

       A.       Adjustment

        Subject to Article VII(B) below, in the event that the outstanding Shares of the Company are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, change in par value, stock split-up, combination of shares or dividend payable in capital stock, or the like, appropriate adjustment shall be made in the maximum number and kind of shares for the purchase of which Options may be granted under the Plan and, in addition, appropriate adjustment to prevent dilution or enlargement of the rights granted to or available for Participants, shall be made in the number and kind of shares and in the option price per share subject to outstanding Options. No such adjustment shall be made which shall, within the meaning of Section 425 of the Code, constitute such a modification, extension or renewal of an Incentive Stock Option as to cause it to be considered as the grant of a new Option.

       B.       Termination of Options

        Notwithstanding the adjustment provisions of Article VII(A) above, if one of the events therein described are pending, the Board of Directors or, if such authority be delegated, the Committee, in its sole discretion, may, by giving written "Cancellation notice", cancel effective immediately all Options granted hereunder which remain unexercised and such Options shall thereupon become null and void, except as otherwise provided in any prior written agreement between the Company and any Participant.

VIII. DISSOLUTION OR LIQUIDATION OF THE COMPANY - TERMINATION OF UNEXERCISED OPTIONS
       -------------------------------------------------------------------------

       Upon the dissolution or liquidation of the Company or the sale, lease, exchange or other disposition of all or substantially all of the property and assets of the Company other than in connection with a transaction to which the preceding Article VII is applicable, all Options granted hereunder which remain unexercised shall terminate and become null and void; except as otherwise provided in any prior written agreement between the Company and any Participant; provided, however, that if the rights of a Participant or a Participant's Survivors hereunder have not otherwise terminated and expired, the Participant or the Participant's Survivors shall have the right immediately prior to such dissolution, liquidation, sale, lease or exchange, to exercise any Option granted hereunder to the extent that the right to purchase Shares thereunder has accrued as of the date immediately prior to such event.

IX.       TERMINATION OF THE PLAN

       The Plan shall terminate ten (10) years from the earlier of the date of its adoption or the date of its approval by the shareholders. The Plan may be terminated at an earlier date by vote of the shareholders; provided, however, that any such earlier termination shall not affect any Option granted or Option Agreements executed prior to the effective date of such termination.

X.        AMENDMENT OF THE PLAN

       The Board of Directors may from time to time amend the Plan or any Option; provided, however, that subject to changes in law or other legal requirements that would permit otherwise, or except to the extent provided in
Article VII(A), no such amendment may, without approval by the holders of a majority of the shares of Common Stock of the Company represented at a meeting of shareholders for which a quorum is present, (a) increase the number of Shares reserved for Options or change the class of persons eligible to receive Options,
(b) permit the granting of Options that expire beyond the maximum period described in Article V(C), or (c) extend the termination date of the Plan as set forth in Article IX ; and provided, further, that except to the extent provided in Articles VII and VIII no amendment or suspension of the Plan or any Option issued hereunder shall, except as specifically permitted in any Option Agreement, substantially impair any Option previously granted to any Participant without the consent of such Participant. Any shareholder approval necessary or desirable in order to comply with Rule l6b-3 under the Securities Exchange Act of 1934 or with Section 422 of the Code (or other applicable law or regulation) shall be obtained in the manner required herein.

XI.       EMPLOYMENT RELATIONSHIP

       Nothing herein contained shall be deemed to prevent the Company or an Affiliate from terminating its employment of, or other relationship with, a Participant, nor prevent a Participant from terminating the Participant's employment, or other relationship with the Company or an Affiliate.

XII.      OPTIONS OTHER THAN INCENTIVE STOCK OPTIONS

       Subject to the provisions of Article 11 dealing with the aggregate number of Shares as to which Options may be granted under this Plan, the Board of Directors may at any time and from time to time, grant Options that cannot and/or are not intended to qualify as Incentive Stock Options on such terms and conditions as it may from time to time determine. To the extent that such Nonstatutory Options are granted, the number of Shares available for the issuance of Options shall be correspondingly reduced and no such Nonstatutory Stock Options (clearly designated as such) shall be issued on such terms as to adversely affect Options intended to be Incentive Stock Options.

XIII.     STOCK APPRECIATION RIGHTS

       A. The Board of Directors shall have authority, in its sole discretion, to grant a Stock Appreciation Right ("SAR") with respect to all or some of the Shares covered by any Option ("Related Option"). An SAR granted with respect to an Incentive Stock Option must be granted together with the Related Option.

       B. For purposes of this Article XIII, the following definitions shall apply:

                1. The term "Stock Appreciation Right" or "SAR" shall mean the obligation to pay the Participant (or the Participant's Survivors), in the event of the death of the Participant, an amount in cash equal to the Spread; provided, however, the Company may, in its sole discretion, withhold from such cash any amount necessary to satisfy the Company's obligation for withholding taxes with respect to such payment.

                2. The term "Spread" shall mean, with respect to each SAR, an amount equal to the product computed by multiplying (a) the excess of (i) the fair market value per Share over (ii) the option price per Share of the Related Option, by (b) the number of Shares with respect to which such SAR is being exercised; provided, however, that with respect to any SAR granted together with an Incentive Stock Option in no event shall the Spread exceed the amount permitted to be treated as the Spread under applicable treasury Regulations or other legal authority without disqualifying the Options as an Incentive Stock Option.

     C. Each SAR shall be on such terms and conditions not inconsistent with this Plan as the Board of Directors may determine and shall be evidenced by a written agreement executed by the Company and the Participant receiving the Related Option. A SAR shall be exercisable only at such time or times and to the extent that the Related Option shall be exercisable in accordance with the provisions of Article V and this Article XIII of the Plan; provided, however, that any SAR granted to a Participant subject to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") subsequent to the grant of the Related Option shall not be exercisable during the first six months of its term, except that this special limitation shall not apply in the event of the death or disability of the Participant prior to the expiration of the six-month period; further provided, that until such time as the Plan is administered by a Committee comprised of Disinterested Persons, or by the Board of Directors comprised of a majority of Disinterested Persons, SARs may not be granted to employees who are also directors. The exercise of SARs held by Participants who are subject to section 16(b) of the Exchange Act shall comply with Rule 16b-3 thereunder, to the extent applicable.

       D. A Participant shall have no rights as a shareholder with respect to shares subject to a Related Option by reason of any SAR.

       E.       A SAR shall not be transferable in any manner.

XIV. EFFECTIVE DATE
     --------------

       This Plan shall become effective upon adoption by the Board of Directors but shall nevertheless be subject within one (1) year either before or after such adoption by the Board of Directors, to the approval of the shareholders of the Company.


                              MICROGRAFX, INC. 1995
                  INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

                       Approved by the Board June 15,1994
                 Approved by the Shareholders September 28,1994

  DEFINITIONS AND PURPOSES ....................................................................................1
       Definitions ............................................................................................1
       Purposes of the Plan ...................................................................................2
  SHARES SUBJECT TO THE PLAN ..................................................................................2
  ADMINISTRATION ..............................................................................................3
  ELIGIBILITY FOR PARTICIPATION ...............................................................................3
  TERMS AND CONDITIONS OF OPTIONS: ............................................................................4
       Option Price ...........................................................................................4
       Number of Shares .......................................................................................5
       Term of Option .........................................................................................5
       Date of Exercise .......................................................................................6
       Medium of Payment ......................................................................................6
       Prior Option - Sequence Exercise Rule ..................................................................6
       Termination of Employment ..............................................................................6
       Total and Permanent Disability .........................................................................7
       Death    ...............................................................................................7
       Exercise of Option and Issue of Shares .................................................................7
       Rights as a Shareholder ................................................................................8
       Assignability and Transferability of Option ............................................................8
       Other Provisions .......................................................................................8
       Acceleration of Options ................................................................................8
  PURCHASE FOR INVESTMENT .....................................................................................9
CHANGES IN CAPITALIZATION, CORPORATE FORM OR OWNERSHIP; ADJUSTMENT UPON OR TERMINATION OF OPTIONS .............9
       Adjustment..............................................................................................9
       Termination of Options..................................................................................10
  DISSOLUTION OR LIQUIDATION OF THE COMPANY - TERMINATION OF UNEXERCISED
  OPTIONS       ...............................................................................................
  TERMINATION OF THE PLAN .....................................................................................10
  AMENDMENT OF THE PLAN .......................................................................................10
  EMPLOYMENT RELATIONSHIP .....................................................................................11
  STOCK APPRECIATION RIGHTS ...................................................................................11
  EFFECTIVE DATE ..............................................................................................12


                                                                   EXHIBIT 10.24
                                MICROGRAFX, INC.

                                  AMENDMENT #1

                          EMPLOYEE STOCK PURCHASE PLAN

         The following constitute the provisions of the Employee Stock Purchase Plan of Micrografx, Inc.

         1. Purpose. The purpose of the Plan is to provide employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. It is the intention of the Company to have the plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code (as defined herein). The provisions of the Plan shall, accordingly, be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

         2. Definitions.
             (a) "Board" shall mean the Board of Directors of the Company.

             (b) "Code" shall mean the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1986, as amended.

             (c) "Common Stock" shall mean the Common Stock, $.01 par value per share, of the Company.

             (d) "Company" shall mean Micrografx, Inc., a Texas corporation.

             (e) "Compensation" shall mean all regular straight time gross earnings and commissions, exclusive of payments for overtime, shift premium, incentive compensation, incentive payments, bonuses or other compensation.

             (f) "Continuous Status as an Employee" shall mean the absence of any interruption or termination of service as an Employee. Continuous Status as an Employee shall not be considered interrupted in the case of a leave of absence agreed to in writing by the Company, provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

             (g) "Designated Subsidiaries" shall mean the Subsidiaries which have been designated by the Board from time to time in its sole discretion as eligible to participate in the Plan.

             (h) 'Employee" shall mean any person, including an officer, who is customarily employed for at least twenty (20) hours per week and for more than five (5) months in the calendar year by the Company or one of its Designated Subsidiaries.

             (i) "Enrollment Date" shall mean the first day of each Offering Period.

             (j) "Exercise Date" shall mean the first paydate in February and the first paydate in August of each year within an Offering Period.

             (k) "Exercise Period" shall mean the six month period commencing one (1) day after one Exercise Date and ending with the next Exercise Date.

             (l) "Offering Period" shall mean a period of twenty four (24) months during which an option granted pursuant to the Plan may be exercised.

             (m) "Plan" shall mean this Employee Stock Purchase Plan.

             (n) "Subsidiary" shall mean a corporation, domestic or foreign, of which not less than 50% of the voting shares are held by the Company or a Subsidiary, whether or not such corporation now exists or is hereafter organized or acquired by the Company or a Subsidiary.

         3. Eligibility.

             (a) General Rule. Any Employee, as defined in paragraph 2, who shall be employed by the Company or Designated Subsidiary on a given Enrollment Date shall be eligible to participate in the Plan, subject to the requirements of paragraph 5(a) and the limitations imposed by
         Section 423(b) of the Code.

     (b) Exceptions. Any provisions of the Plan to the contrary notwithstanding, no Employee shall be granted an option under the Plan if:

             (i) Immediately after the grant, such Employee (or any other person whose stock would be attributed to such Employee pursuant to Section 425(d) of the Code) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any Subsidiary, or

             (ii) Such option would permit such Employee's right to purchase stock under all employee stock purchase plans (described in Section 423 of the Code) of the Company and its Subsidiaries to accrue at a rate which exceeds Twenty-Five Thousand Dollars ($25,000) of the fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.

         4. Offering Periods. The Plan shall be implemented by Offering Periods with the first Offering Period beginning on or about the first Monday immediately following the first paydate in August 1991 or February 1992, as determined by the Board of Directors and continuing until terminated in accordance with the Plan. The Board of Directors of the Company shall have the power to change the duration of the Offering Periods with respect to future offerings without stockholder approval if such change is announced at least fifteen (15) days prior to the scheduled beginning of the first Offering Period to be affected. Absent action by the Board, each Offering Period shall be for a period of twenty-four (24) months and new Offering Periods shall commence on the Monday immediately following the first paydate in February and August of each year.

         5. Participation.

             (a) An eligible Employee may become a participant in the Plan by completing a subscription agreement authorizing payroll deductions, in a form substantially similar to Exhibit A attached to the Plan, and filing it with the Company's payroll office prior to the applicable Enrollment Date, unless a later time for filing the subscription agreement is set by the Board for all eligible Employees with respect to a given Offering Period.

                           (b) Payroll deductions for a participant shall
                  commence on the first payroll following the Enrollment Date and shall end on the last payroll in the Offering Period to which such authorization is applicable, unless sooner terminated by the participant as provided in paragraph 10.

         6. Payroll Deductions.

             (a) At the time a participant files his or her subscription agreement, such participant shall elect to have payroll deductions made on each payday during the Offering Period at the rate not to exceed ten percent (10%) of the Compensation which he or she receives on each payday during the Offering Period, provided that the aggregate amount of such payroll deductions during the Offering Period shall not exceed ten percent (10%) of the participant's aggregate Compensation during said Offering Period. An eligible Employee may participate in only one Offering Period at a time. The Chief Financial Officer of the Company or his designee shall determine whether the amount to be deducted from each paycheck is to be designated as a specific dollar amount, or as a percentage of eligible Compensation being paid on such day, or as either.

             (b) All payroll deductions made by a participant shall be credited to his or her account under the Plan. A participant may not make any additional payments into such account.


             c) A participant may discontinue his or her payroll deductions during the Offering Period by completing and filing with the Company a new subscription agreement authorizing a change in the rate of payroll deductions. The change in rate shall be effective no later than fifteen
         (15) days following the Company's receipt of the new authorization.

         7. Grant of Option.

             (a) On the Enrollment Date of each Offering Period, each participant in such Offering Period shall be granted an option to purchase on each Exercise Date during such Offering Period up to a number of whole shares of the Company's Common Stock determined by dividing the participant's payroll deductions accumulated during such Offering Period and prior to such Exercise Date by the lower of (i) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Enrollment Date or (ii) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Exercise Date, provided that the number of shares subject to such option during such Offering Period shall in no event exceed the number of shares of the Company's Common Stock determined by dividing $75,000 by the fair market value of a share of the Company's Common Stock on the Enrollment Date of such Offering Period, and provided further that the number of shares subject to such option shall be reduced, if necessary, to a number of shares which would not exceed the limitations described in Section 3(b) or Section 12(a) hereof The fair market value of a share of the Company's Common Stock shall be determined as provided in Section 7(b) herein.

             (b) The exercise price per share of the shares offered in a given Offering Period shall be the lower of. W eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Enrollment Date, or (ii) eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Exercise Date. The fair market value of the Company's Common Stock on a given date shall be determined by the Board in its discretion; provided however, in the event the Common Stock is listed on a stock exchange or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, the fair market value per share of Common Stock on any given date shall be determined by the Board of Directors in any manner that is reasonably based on the last reported sale price of the Common Stock on such exchange or on the NASDAQ National Market System as of such date.

         8. Exercise of Option. The participant's option for the purchase of shares win be exercised automatically on each Exercise Date of each Offering Period, and the maximum number of full shares subject to such option will be purchased for such participant at the applicable exercise price with the payroll deductions accumulated in his or her account, unless prior to such Exercise Date the participant has withdrawn from the Offering Period or from an Exercise Period as provided in paragraph 10. During a participant's lifetime a participant's option to purchase shares hereunder is exercisable only by such participant.

         9. Delivery. As promptly as practicable after each Exercise Date the Company shall arrange the delivery to each participant, as appropriate, of a certificate representing the shares purchased upon exercise of his or her option. Any amount remaining in the participant's account after an Exercise Date shall be held in the account until the next Exercise Date in such Offering Period, unless the Offering Period has been over-subscribed or has terminated with such Exercise Date, in which case such amount shall be refunded to the participant.

         10. Withdrawal; Termination of Employment.

             (a) A participant may withdraw all, but not less than all, of the payroll deductions credited to his or her account and not yet used toward the exercise of his or her option under the Plan at any time by giving written notice to the Company on a form substantially similar to Exhibit B attached to this Plan. Such notice shall state whether the participant is only withdrawing from the applicable Exercise Period or entirely from the Offering Period. All of the participant's payroll deductions credited to his or her account will be paid to such participant promptly after receipt of his or her notice of withdrawal and his or her option for the current Exercise Period or Offering Period (as specified in the notice) will be automatically cancelled, and no further payroll deductions for the purchase of shares will be made during the Exercise Period or Offering Period (as specified in the notice). If a participant withdraws from an Exercise Period, payroll deductions will not resume within the same Offering Period unless written notice, in substantially the form of Exhibit C attached to this Plan is delivered to the Company during the open enrollment period preceding the commencement of an Exercise Period within the same Offering Period which directs the Company to resume payroll deductions.

             (b) Upon termination of the participant's Continuous Status as an Employee of the Company for at least twenty (20) hours per week during the Offering Period in which the employee is a participant, he or she will be deemed to have elected to withdraw from the Plan and the payroll deductions credited to his or her account will be returned to such participant and his or her option will be cancelled; provided, however, that a participant who goes on a leave of absence shall be permitted to remain in the Plan with respect to an Offering Period which commenced prior to the beginning of such leave of absence. If such participant is not guaranteed reemployment by contract or statute and the leave of absence exceeds beyond 90 days, such participant shall be deemed to have terminated employment on the 91st day of such leave of absence. Payroll deductions for a participant who has been on a leave of absence will resume upon return to work at the same rate as in effect prior to such leave unless changed by such participant or unless the leave of absence begins in one Offering period and ends in a subsequent Offering Period, in which case the participant shall not be permitted to re-enter the Plan until a new subscription agreement is filed with respect to an Offering Period which commences after such participant has returned to work from the leave of absence.

             (c) A participant's withdrawal from one Offering Period will not have any effect upon his or her eligibility to participate in a different Offering Period or in any similar plan which may hereafter be adopted by the Company. Although a participant may withdraw from one Offering Period and join another Offering Period which commenced prior to the end of the Offering Period from which he or she withdrew, such a change shall not transfer payroll deductions from one Offering Period to another.

     11. Interest. No interest shall accrue on the payroll deductions of a participant in the Plan.

         12. Stock.

             (a) The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be 250,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in paragraph 18. If, on a given Exercise Date, the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable. In such event, the Company shall give written notice of such reduction of the number of shares which each Employee shall be allowed to purchase.

             (b) The participant will have no-interest or voting right in shares covered by his or her option until such option has been exercised.

     (c) Shares to be delivered to a participant under the Plan will be registered in the name of the participant or in the names of the participant and his or her spouse.

         13. Administration. The Plan shall be administered by the Board or a committee appointed by the Board. If a committee is appointed by the Board, such committee shall have all of the powers of the Board with respect to the Plan except for those powers set forth in Section 19 hereof. The administration, interpretation or application of the Plan by the Board or its committee shall be final, conclusive and binding upon all participants. Members of the Board who are eligible Employees are permitted to participate in the Plan; provided, however, that (i) members of the Board who are eligible Employees may not vote on any matter affecting the administration of the plan or the grant of any option pursuant to the Plan, and (ii) if a committee is appointed by the Board to administer the Plan, no committee member will be eligible to participate in the Plan.

         14. Designation of Beneficiary.

             (a) A participant may file a written designation of a beneficiary who is to receive any shares and cash, if any, from the participant's account under the Plan in the event of such participant's death subsequent to an Exercise Date on which an option is exercised but prior to delivery to such participant of such shares and cash. In addition, a participant may file a written designation of a beneficiary who is to receive any cash from the participant's account under the Plan in the event of such participant's death prior to the Exercise Date of the option.

             (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares and/or cash to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate.

         15. Transferability. Neither payroll deductions credited to participant's account nor any rights with regard to the exercise of an option to receive shares under the plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in paragraph 14 hereof) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds in accordance with paragraph 10.

     16. Use of Funds. All payroll deductions received or held by the Company under the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

         17. Reports. Individual accounts will be maintained for each participant in the Plan. State- of account will be given to participating Employees promptly following an Exercise Date, which statements will set forth the amounts of payroll deductions, the per share purchase price, the number of shares purchased and the remaining cash balance, if any.

         18. Adjustments Upon Changes in Capitalization. If an option under this Plan is exercised subsequent to any stock dividend, stock split, spinoff, recapitalization, merger, consolidation, exchange of shares or the like, occurring after such option was granted, as a result of which shares of any class shall be issued in respect of the outstanding shares, or shares shall be changed into a different number of the same or another class or classes, the number of shares to which such option shall be applicable and the option price for such shares shall be appropriately adjusted by the Company.

         In the event of the proposed dissolution or liquidation of the Company, the offering period will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option under the plan shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the participant shall have the right to exercise the option as to all of the optioned stock, including shares as to which the option would not otherwise be exercisable. If the Board makes an option fully exercisable, in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the participant that the option shall be fully exercisable for a period of thirty (30) days from the date of such notice, and the option will terminate upon the expiration of such period.

         19. Amendment or Termination. The Board of Directors of the Company may at any time and for any reason terminate or amend the Purchase Plan. Except as specifically provided in the Purchase Plan, no such termination can affect options previously granted, provided that an Offering Period may be terminated by the Board of Directors on any Exercise Date if the Board determines that the termination of the Purchase Plan is in the best interest of the Company and its shareholders. Except as specifically provided in the Purchase Plan, no amendment may make any change in any option theretofore granted which adversely affects the rights of any participant. To the extent necessary to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or Section 423 of the Code (or any successor rule or provision or any other applicable law or regulation), the Company shall obtain a shareholder approval in such manner and to such a degree as required.

         20. Notices. All notices or other communications by a participant to the Company under or in connection with the plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

         21. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company within twelve months before or after the date the plan is adopted. If such shareholder approval is obtained at a duly held shareholders' meeting, it may be obtained by the affirmative vote of the holders of a majority of the outstanding shares of the Company present or represented and entitled to vote thereon, which approval shall be:

                           (a)(1) solicited substantially in accordance with
                  Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Act") and the rules and regulations promulgated thereunder, or (2) solicited after the Company has furnished in writing to the holders entitled to vote substantially the same information concerning the Plan as that which would be required by the rules and regulations in effect under Section 14(a) of the Act at the time such information is furnished; and

             (b) obtained at or prior to the first Annual meeting of Shareholders held subsequent to the first registration of Common Stock under Section 12 of the Act.

         In the case of approval by written consent, it must be obtained by the unanimous written consent of all shareholders of the Company, or by written consent of a smaller percentage of shareholders but only if the Board determines, on the basis of an opinion rendered by the Company's legal counsel, that the written consent of such a smaller percentage of shareholders will comply with all applicable laws and will not adversely affect the qualifications of the plan under Section 423 of the Code.

         22. Conditions upon Issuance of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the shares are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned applicable provisions of law.

         23. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the stockholders of the Company as described in paragraph 21. It shall continue in effect for a term of twenty (20) years unless sooner terminated under paragraph 19.

                                                                   EXHIBIT 10.25
                                MICROGRAFX, INC.

                                  AMENDMENT #2

                          EMPLOYEE STOCK PURCHASE PLAN

         The following constitute the provisions of the Employee Stock Purchase Plan of Micrografx, Inc.

         1. Purpose. The purpose of the Plan is to provide employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. It is the intention of the Company to have the plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code (as defined herein). The provisions of the Plan shall, accordingly, be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

         2. Definitions.
             (a) "Board" shall mean the Board of Directors of the Company.

             (b) "Code" shall mean the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1986, as amended.

             (c) "Common Stock" shall mean the Common Stock, $.01 par value per share, of the Company.

             (d) "Company" shall mean Micrografx, Inc., a Texas corporation.

             (e) "Compensation" shall mean all regular straight time gross earnings and commissions, exclusive of payments for overtime, shift premium, incentive compensation, incentive payments, bonuses or other compensation.

             (f) "Continuous Status as an Employee" shall mean the absence of any interruption or termination of service as an Employee. Continuous Status as an Employee shall not be considered interrupted in the case of a leave of absence agreed to in writing by the Company, provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

             (g) "Designated Subsidiaries" shall mean the Subsidiaries which have been designated by the Board from time to time in its sole discretion as eligible to participate in the Plan.

             (h) 'Employee" shall mean any person, including an officer, who is customarily employed for at least twenty (20) hours per week and for more than five (5) months in the calendar year by the Company or one of its Designated Subsidiaries.

             (i) "Enrollment Date" shall mean the first day of each Offering Period.

             (j) "Exercise Date" shall mean the first paydate in February and the first paydate in August of each year within an Offering Period.

             (k) "Exercise Period" shall mean the six month period commencing one (1) day after one Exercise Date and ending with the next Exercise Date.

             (l) "Offering Period" shall mean a period of twenty four (24) months during which an option granted pursuant to the Plan may be exercised.

             (m) "Plan" shall mean this Employee Stock Purchase Plan.

             (n) "Subsidiary" shall mean a corporation, domestic or foreign, of which not less than 50% of the voting shares are held by the Company or a Subsidiary, whether or not such corporation now exists or is hereafter organized or acquired by the Company or a Subsidiary.

         3. Eligibility.

             (a) General Rule. Any Employee, as defined in paragraph 2, who shall be employed by the Company or Designated Subsidiary on a given Enrollment Date shall be eligible to participate in the Plan, subject to the requirements of paragraph 5(a) and the limitations imposed by
         Section 423(b) of the Code.

     (b) Exceptions. Any provisions of the Plan to the contrary notwithstanding, no Employee shall be granted an option under the Plan if:

             (i) Immediately after the grant, such Employee (or any other person whose stock would be attributed to such Employee pursuant to Section 425(d) of the Code) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any Subsidiary, or

             (ii) Such option would permit such Employee's right to purchase stock under all employee stock purchase plans (described in Section 423 of the Code) of the Company and its Subsidiaries to accrue at a rate which exceeds Twenty-Five Thousand Dollars ($25,000) of the fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.

         4. Offering Periods. The Plan shall be implemented by Offering Periods with the first Offering Period beginning on or about the first Monday immediately following the first paydate in August 1991 or February 1992, as determined by the Board of Directors and continuing until terminated in accordance with the Plan. The Board of Directors of the Company shall have the power to change the duration of the Offering Periods with respect to future offerings without stockholder approval if such change is announced at least fifteen (15) days prior to the scheduled beginning of the first Offering Period to be affected. Absent action by the Board, each Offering Period shall be for a period of twenty-four (24) months and new Offering Periods shall commence on the Monday immediately following the first paydate in February and August of each year.

         5. Participation.

             (a) An eligible Employee may become a participant in the Plan by completing a subscription agreement authorizing payroll deductions, in a form substantially similar to Exhibit A attached to the Plan, and filing it with the Company's payroll office prior to the applicable Enrollment Date, unless a later time for filing the subscription agreement is set by the Board for all eligible Employees with respect to a given Offering Period.

                           (b) Payroll deductions for a participant shall
                  commence on the first payroll following the Enrollment Date and shall end on the last payroll in the Offering Period to which such authorization is applicable, unless sooner terminated by the participant as provided in paragraph 10.

         6. Payroll Deductions.

             (a) At the time a participant files his or her subscription agreement, such participant shall elect to have payroll deductions made on each payday during the Offering Period at the rate not to exceed ten percent (10%) of the Compensation which he or she receives on each payday during the Offering Period, provided that the aggregate amount of such payroll deductions during the Offering Period shall not exceed ten percent (10%) of the participant's aggregate Compensation during said Offering Period. An eligible Employee may participate in only one Offering Period at a time. The Chief Financial Officer of the Company or his designee shall determine whether the amount to be deducted from each paycheck is to be designated as a specific dollar amount, or as a percentage of eligible Compensation being paid on such day, or as either.

             (b) All payroll deductions made by a participant shall be credited to his or her account under the Plan. A participant may not make any additional payments into such account.


             c) A participant may discontinue his or her payroll deductions during the Offering Period by completing and filing with the Company a new subscription agreement authorizing a change in the rate of payroll deductions. The change in rate shall be effective no later than fifteen
         (15) days following the Company's receipt of the new authorization.

         7. Grant of Option.

             (a) On the Enrollment Date of each Offering Period, each participant in such Offering Period shall be granted an option to purchase on each Exercise Date during such Offering Period up to a number of whole shares of the Company's Common Stock determined by dividing the participant's payroll deductions accumulated during such Offering Period and prior to such Exercise Date by the lower of (i) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Enrollment Date or (ii) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Exercise Date, provided that the number of shares subject to such option during such Offering Period shall in no event exceed the number of shares of the Company's Common Stock determined by dividing $75,000 by the fair market value of a share of the Company's Common Stock on the Enrollment Date of such Offering Period, and provided further that the number of shares subject to such option shall be reduced, if necessary, to a number of shares which would not exceed the limitations described in Section 3(b) or Section 12(a) hereof The fair market value of a share of the Company's Common Stock shall be determined as provided in Section 7(b) herein.

             (b) The exercise price per share of the shares offered in a given Offering Period shall be the lower of. W eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Enrollment Date, or (ii) eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Exercise Date. The fair market value of the Company's Common Stock on a given date shall be determined by the Board in its discretion; provided however, in the event the Common Stock is listed on a stock exchange or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, the fair market value per share of Common Stock on any given date shall be determined by the Board of Directors in any manner that is reasonably based on the last reported sale price of the Common Stock on such exchange or on the NASDAQ National Market System as of such date.

         8. Exercise of Option. The participant's option for the purchase of shares win be exercised automatically on each Exercise Date of each Offering Period, and the maximum number of full shares subject to such option will be purchased for such participant at the applicable exercise price with the payroll deductions accumulated in his or her account, unless prior to such Exercise Date the participant has withdrawn from the Offering Period or from an Exercise Period as provided in paragraph 10. During a participant's lifetime a participant's option to purchase shares hereunder is exercisable only by such participant.

         9. Delivery. As promptly as practicable after each Exercise Date the Company shall arrange the delivery to each participant, as appropriate, of a certificate representing the shares purchased upon exercise of his or her option. Any amount remaining in the participant's account after an Exercise Date shall be held in the account until the next Exercise Date in such Offering Period, unless the Offering Period has been over-subscribed or has terminated with such Exercise Date, in which case such amount shall be refunded to the participant.

         10. Withdrawal; Termination of Employment.

             (a) A participant may withdraw all, but not less than all, of the payroll deductions credited to his or her account and not yet used toward the exercise of his or her option under the Plan at any time by giving written notice to the Company on a form substantially similar to Exhibit B attached to this Plan. Such notice shall state whether the participant is only withdrawing from the applicable Exercise Period or entirely from the Offering Period. All of the participant's payroll deductions credited to his or her account will be paid to such participant promptly after receipt of his or her notice of withdrawal and his or her option for the current Exercise Period or Offering Period (as specified in the notice) will be automatically cancelled, and no further payroll deductions for the purchase of shares will be made during the Exercise Period or Offering Period (as specified in the notice). If a participant withdraws from an Exercise Period, payroll deductions will not resume within the same Offering Period unless written notice, in substantially the form of Exhibit C attached to this Plan is delivered to the Company during the open enrollment period preceding the commencement of an Exercise Period within the same Offering Period which directs the Company to resume payroll deductions.

             (b) Upon termination of the participant's Continuous Status as an Employee of the Company for at least twenty (20) hours per week during the Offering Period in which the employee is a participant, he or she will be deemed to have elected to withdraw from the Plan and the payroll deductions credited to his or her account will be returned to such participant and his or her option will be cancelled; provided, however, that a participant who goes on a leave of absence shall be permitted to remain in the Plan with respect to an Offering Period which commenced prior to the beginning of such leave of absence. If such participant is not guaranteed reemployment by contract or statute and the leave of absence exceeds beyond 90 days, such participant shall be deemed to have terminated employment on the 91st day of such leave of absence. Payroll deductions for a participant who has been on a leave of absence will resume upon return to work at the same rate as in effect prior to such leave unless changed by such participant or unless the leave of absence begins in one Offering period and ends in a subsequent Offering Period, in which case the participant shall not be permitted to re-enter the Plan until a new subscription agreement is filed with respect to an Offering Period which commences after such participant has returned to work from the leave of absence.

             (c) A participant's withdrawal from one Offering Period will not have any effect upon his or her eligibility to participate in a different Offering Period or in any similar plan which may hereafter be adopted by the Company. Although a participant may withdraw from one Offering Period and join another Offering Period which commenced prior to the end of the Offering Period from which he or she withdrew, such a change shall not transfer payroll deductions from one Offering Period to another.

     11. Interest. No interest shall accrue on the payroll deductions of a participant in the Plan.

         12. Stock.

             (a) The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be 450,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in paragraph 18. If, on a given Exercise Date, the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable. In such event, the Company shall give written notice of such reduction of the number of shares which each Employee shall be allowed to purchase.

             (b) The participant will have no-interest or voting right in shares covered by his or her option until such option has been exercised.

     (c) Shares to be delivered to a participant under the Plan will be registered in the name of the participant or in the names of the participant and his or her spouse.

         13. Administration. The Plan shall be administered by the Board or a committee appointed by the Board. If a committee is appointed by the Board, such committee shall have all of the powers of the Board with respect to the Plan except for those powers set forth in Section 19 hereof. The administration, interpretation or application of the Plan by the Board or its committee shall be final, conclusive and binding upon all participants. Members of the Board who are eligible Employees are permitted to participate in the Plan; provided, however, that (i) members of the Board who are eligible Employees may not vote on any matter affecting the administration of the plan or the grant of any option pursuant to the Plan, and (ii) if a committee is appointed by the Board to administer the Plan, no committee member will be eligible to participate in the Plan.

         14. Designation of Beneficiary.

             (a) A participant may file a written designation of a beneficiary who is to receive any shares and cash, if any, from the participant's account under the Plan in the event of such participant's death subsequent to an Exercise Date on which an option is exercised but prior to delivery to such participant of such shares and cash. In addition, a participant may file a written designation of a beneficiary who is to receive any cash from the participant's account under the Plan in the event of such participant's death prior to the Exercise Date of the option.

             (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares and/or cash to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate.

         15. Transferability. Neither payroll deductions credited to participant's account nor any rights with regard to the exercise of an option to receive shares under the plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in paragraph 14 hereof) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds in accordance with paragraph 10.

     16. Use of Funds. All payroll deductions received or held by the Company under the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

         17. Reports. Individual accounts will be maintained for each participant in the Plan. State- of account will be given to participating Employees promptly following an Exercise Date, which statements will set forth the amounts of payroll deductions, the per share purchase price, the number of shares purchased and the remaining cash balance, if any.

         18. Adjustments Upon Changes in Capitalization. If an option under this Plan is exercised subsequent to any stock dividend, stock split, spinoff, recapitalization, merger, consolidation, exchange of shares or the like, occurring after such option was granted, as a result of which shares of any class shall be issued in respect of the outstanding shares, or shares shall be changed into a different number of the same or another class or classes, the number of shares to which such option shall be applicable and the option price for such shares shall be appropriately adjusted by the Company.

         In the event of the proposed dissolution or liquidation of the Company, the offering period will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option under the plan shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the participant shall have the right to exercise the option as to all of the optioned stock, including shares as to which the option would not otherwise be exercisable. If the Board makes an option fully exercisable, in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the participant that the option shall be fully exercisable for a period of thirty (30) days from the date of such notice, and the option will terminate upon the expiration of such period.

         19. Amendment or Termination. The Board of Directors of the Company may at any time and for any reason terminate or amend the Purchase Plan. Except as specifically provided in the Purchase Plan, no such termination can affect options previously granted, provided that an Offering Period may be terminated by the Board of Directors on any Exercise Date if the Board determines that the termination of the Purchase Plan is in the best interest of the Company and its shareholders. Except as specifically provided in the Purchase Plan, no amendment may make any change in any option theretofore granted which adversely affects the rights of any participant. To the extent necessary to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or Section 423 of the Code (or any successor rule or provision or any other applicable law or regulation), the Company shall obtain a shareholder approval in such manner and to such a degree as required.

         20. Notices. All notices or other communications by a participant to the Company under or in connection with the plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

         21. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company within twelve months before or after the date the plan is adopted. If such shareholder approval is obtained at a duly held shareholders' meeting, it may be obtained by the affirmative vote of the holders of a majority of the outstanding shares of the Company present or represented and entitled to vote thereon, which approval shall be:

                           (a)(1) solicited substantially in accordance with
                  Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Act") and the rules and regulations promulgated thereunder, or (2) solicited after the Company has furnished in writing to the holders entitled to vote substantially the same information concerning the Plan as that which would be required by the rules and regulations in effect under Section 14(a) of the Act at the time such information is furnished; and

             (b) obtained at or prior to the first Annual meeting of Shareholders held subsequent to the first registration of Common Stock under Section 12 of the Act.

         In the case of approval by written consent, it must be obtained by the unanimous written consent of all shareholders of the Company, or by written consent of a smaller percentage of shareholders but only if the Board determines, on the basis of an opinion rendered by the Company's legal counsel, that the written consent of such a smaller percentage of shareholders will comply with all applicable laws and will not adversely affect the qualifications of the plan under Section 423 of the Code.

         22. Conditions upon Issuance of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the shares are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned applicable provisions of law.

         23. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the stockholders of the Company as described in paragraph 21. It shall continue in effect for a term of twenty (20) years unless sooner terminated under paragraph 19.

                                                       EXHIBIT 10.26
                                MICROGRAFX, INC.

                                  AMENDMENT #3

                          EMPLOYEE STOCK PURCHASE PLAN

         The following constitute the provisions of the Employee Stock Purchase Plan of Micrografx, Inc.

         1. Purpose. The purpose of the Plan is to provide employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. It is the intention of the Company to have the plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code (as defined herein). The provisions of the Plan shall, accordingly, be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

         2. Definitions.
             (a) "Board" shall mean the Board of Directors of the Company.

             (b) "Code" shall mean the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1986, as amended.

             (c) "Common Stock" shall mean the Common Stock, $.01 par value per share, of the Company.

             (d) "Company" shall mean Micrografx, Inc., a Texas corporation.

             (e) "Compensation" shall mean all regular straight time gross earnings and commissions, exclusive of payments for overtime, shift premium, incentive compensation, incentive payments, bonuses or other compensation.

             (f) "Continuous Status as an Employee" shall mean the absence of any interruption or termination of service as an Employee. Continuous Status as an Employee shall not be considered interrupted in the case of a leave of absence agreed to in writing by the Company, provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

             (g) "Designated Subsidiaries" shall mean the Subsidiaries which have been designated by the Board from time to time in its sole discretion as eligible to participate in the Plan.

             (h) 'Employee" shall mean any person, including an officer, who is customarily employed for at least twenty (20) hours per week and for more than five (5) months in the calendar year by the Company or one of its Designated Subsidiaries.

             (i) "Enrollment Date" shall mean the first day of each Offering Period.

             (j) "Exercise Date" shall mean the first paydate in February and the first paydate in August of each year within an Offering Period.

             (k) "Exercise Period" shall mean the six month period commencing one (1) day after one Exercise Date and ending with the next Exercise Date.

             (l) "Offering Period" shall mean a period of twenty four (24) months during which an option granted pursuant to the Plan may be exercised.

             (m) "Plan" shall mean this Employee Stock Purchase Plan.

             (n) "Subsidiary" shall mean a corporation, domestic or foreign, of which not less than 50% of the voting shares are held by the Company or a Subsidiary, whether or not such corporation now exists or is hereafter organized or acquired by the Company or a Subsidiary.


         3. Eligibility.

             (a) General Rule. Any Employee, as defined in paragraph 2, who shall be employed by the Company or Designated Subsidiary on a given Enrollment Date shall be eligible to participate in the Plan, subject to the requirements of paragraph 5(a) and the limitations imposed by
         Section 423(b) of the Code.

     (b) Exceptions. Any provisions of the Plan to the contrary notwithstanding, no Employee shall be granted an option under the Plan if:

             (i) Immediately after the grant, such Employee (or any other person whose stock would be attributed to such Employee pursuant to Section 425(d) of the Code) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any Subsidiary, or

             (ii) Such option would permit such Employee's right to purchase stock under all employee stock purchase plans (described in Section 423 of the Code) of the Company and its Subsidiaries to accrue at a rate which exceeds Twenty-Five Thousand Dollars ($25,000) of the fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.

         4. Offering Periods. The Plan shall be implemented by Offering Periods with the first Offering Period beginning on or about the first Monday immediately following the first paydate in August 1991 or February 1992, as determined by the Board of Directors and continuing until terminated in accordance with the Plan. The Board of Directors of the Company shall have the power to change the duration of the Offering Periods with respect to future offerings without stockholder approval if such change is announced at least fifteen (15) days prior to the scheduled beginning of the first Offering Period to be affected. Absent action by the Board, each Offering Period shall be for a period of twenty-four (24) months and new Offering Periods shall commence on the Monday immediately following the first paydate in February and August of each year.

         5. Participation.

             (a) An eligible Employee may become a participant in the Plan by completing a subscription agreement authorizing payroll deductions, in a form substantially similar to Exhibit A attached to the Plan, and filing it with the Company's payroll office prior to the applicable Enrollment Date, unless a later time for filing the subscription agreement is set by the Board for all eligible Employees with respect to a given Offering Period.

                           (b) Payroll deductions for a participant shall
                  commence on the first payroll following the Enrollment Date and shall end on the last payroll in the Offering Period to which such authorization is applicable, unless sooner terminated by the participant as provided in paragraph 10.

         6. Payroll Deductions.

             (a) At the time a participant files his or her subscription agreement, such participant shall elect to have payroll deductions made on each payday during the Offering Period at the rate not to exceed ten percent (10%) of the Compensation which he or she receives on each payday during the Offering Period, provided that the aggregate amount of such payroll deductions during the Offering Period shall not exceed ten percent (10%) of the participant's aggregate Compensation during said Offering Period. An eligible Employee may participate in only one Offering Period at a time. The Chief Financial Officer of the Company or his designee shall determine whether the amount to be deducted from each paycheck is to be designated as a specific dollar amount, or as a percentage of eligible Compensation being paid on such day, or as either.

             (b) All payroll deductions made by a participant shall be credited to his or her account under the Plan. A participant may not make any additional payments into such account.


             c) A participant may discontinue his or her payroll deductions during the Offering Period by completing and filing with the Company a new subscription agreement authorizing a change in the rate of payroll deductions. The change in rate shall be effective no later than fifteen
         (15) days following the Company's receipt of the new authorization.

         7. Grant of Option.

             (a) On the Enrollment Date of each Offering Period, each participant in such Offering Period shall be granted an option to purchase on each Exercise Date during such Offering Period up to a number of whole shares of the Company's Common Stock determined by dividing the participant's payroll deductions accumulated during such Offering Period and prior to such Exercise Date by the lower of (i) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Enrollment Date or (ii) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Exercise Date, provided that the number of shares subject to such option during such Offering Period shall in no event exceed the number of shares of the Company's Common Stock determined by dividing $75,000 by the fair market value of a share of the Company's Common Stock on the Enrollment Date of such Offering Period, and provided further that the number of shares subject to such option shall be reduced, if necessary, to a number of shares which would not exceed the limitations described in Section 3(b) or Section 12(a) hereof The fair market value of a share of the Company's Common Stock shall be determined as provided in Section 7(b) herein.

             (b) The exercise price per share of the shares offered in a given Offering Period shall be the lower of. W eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Enrollment Date, or (ii) eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Exercise Date. The fair market value of the Company's Common Stock on a given date shall be determined by the Board in its discretion; provided however, in the event the Common Stock is listed on a stock exchange or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, the fair market value per share of Common Stock on any given date shall be determined by the Board of Directors in any manner that is reasonably based on the last reported sale price of the Common Stock on such exchange or on the NASDAQ National Market System as of such date.

         8. Exercise of Option. The participant's option for the purchase of shares win be exercised automatically on each Exercise Date of each Offering Period, and the maximum number of full shares subject to such option will be purchased for such participant at the applicable exercise price with the payroll deductions accumulated in his or her account, unless prior to such Exercise Date the participant has withdrawn from the Offering Period or from an Exercise Period as provided in paragraph 10. During a participant's lifetime a participant's option to purchase shares hereunder is exercisable only by such participant.

         9. Delivery. As promptly as practicable after each Exercise Date the Company shall arrange the delivery to each participant, as appropriate, of a certificate representing the shares purchased upon exercise of his or her option. Any amount remaining in the participant's account after an Exercise Date shall be held in the account until the next Exercise Date in such Offering Period, unless the Offering Period has been over-subscribed or has terminated with such Exercise Date, in which case such amount shall be refunded to the participant.

         10. Withdrawal; Termination of Employment.

             (a) A participant may withdraw all, but not less than all, of the payroll deductions credited to his or her account and not yet used toward the exercise of his or her option under the Plan at any time by giving written notice to the Company on a form substantially similar to Exhibit B attached to this Plan. Such notice shall state whether the participant is only withdrawing from the applicable Exercise Period or entirely from the Offering Period. All of the participant's payroll deductions credited to his or her account will be paid to such participant promptly after receipt of his or her notice of withdrawal and his or her option for the current Exercise Period or Offering Period (as specified in the notice) will be automatically cancelled, and no further payroll deductions for the purchase of shares will be made during the Exercise Period or Offering Period (as specified in the notice). If a participant withdraws from an Exercise Period, payroll deductions will not resume within the same Offering Period unless written notice, in substantially the form of Exhibit C attached to this Plan is delivered to the Company during the open enrollment period preceding the commencement of an Exercise Period within the same Offering Period which directs the Company to resume payroll deductions.

             (b) Upon termination of the participant's Continuous Status as an Employee of the Company for at least twenty (20) hours per week during the Offering Period in which the employee is a participant, he or she will be deemed to have elected to withdraw from the Plan and the payroll deductions credited to his or her account will be returned to such participant and his or her option will be cancelled; provided, however, that a participant who goes on a leave of absence shall be permitted to remain in the Plan with respect to an Offering Period which commenced prior to the beginning of such leave of absence. If such participant is not guaranteed reemployment by contract or statute and the leave of absence exceeds beyond 90 days, such participant shall be deemed to have terminated employment on the 91st day of such leave of absence. Payroll deductions for a participant who has been on a leave of absence will resume upon return to work at the same rate as in effect prior to such leave unless changed by such participant or unless the leave of absence begins in one Offering period and ends in a subsequent Offering Period, in which case the participant shall not be permitted to re-enter the Plan until a new subscription agreement is filed with respect to an Offering Period which commences after such participant has returned to work from the leave of absence.

             (c) A participant's withdrawal from one Offering Period will not have any effect upon his or her eligibility to participate in a different Offering Period or in any similar plan which may hereafter be adopted by the Company. Although a participant may withdraw from one Offering Period and join another Offering Period which commenced prior to the end of the Offering Period from which he or she withdrew, such a change shall not transfer payroll deductions from one Offering Period to another.

         11. Interest. No interest shall accrue on the payroll deductions of a participant in the Plan.

         12. Stock.

             (a) The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be 750,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in paragraph 18. If, on a given Exercise Date, the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable. In such event, the Company shall give written notice of such reduction of the number of shares which each Employee shall be allowed to purchase.

             (b) The participant will have no-interest or voting right in shares covered by his or her option until such option has been exercised.

     (c) Shares to be delivered to a participant under the Plan will be registered in the name of the participant or in the names of the participant and his or her spouse.

         13. Administration. The Plan shall be administered by the Board or a committee appointed by the Board. If a committee is appointed by the Board, such committee shall have all of the powers of the Board with respect to the Plan except for those powers set forth in Section 19 hereof. The administration, interpretation or application of the Plan by the Board or its committee shall be final, conclusive and binding upon all participants. Members of the Board who are eligible Employees are permitted to participate in the Plan; provided, however, that (i) members of the Board who are eligible Employees may not vote on any matter affecting the administration of the plan or the grant of any option pursuant to the Plan, and (ii) if a committee is appointed by the Board to administer the Plan, no committee member will be eligible to participate in the Plan.

             14. Designation of Beneficiary.

             (a) A participant may file a written designation of a beneficiary who is to receive any shares and cash, if any, from the participant's account under the Plan in the event of such participant's death subsequent to an Exercise Date on which an option is exercised but prior to delivery to such participant of such shares and cash. In addition, a participant may file a written designation of a beneficiary who is to receive any cash from the participant's account under the Plan in the event of such participant's death prior to the Exercise Date of the option.

             (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares and/or cash to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate.

         15. Transferability. Neither payroll deductions credited to participant's account nor any rights with regard to the exercise of an option to receive shares under the plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in paragraph 14 hereof) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds in accordance with paragraph 10.

     16. Use of Funds. All payroll deductions received or held by the Company under the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

         17. Reports. Individual accounts will be maintained for each participant in the Plan. State- of account will be given to participating Employees promptly following an Exercise Date, which statements will set forth the amounts of payroll deductions, the per share purchase price, the number of shares purchased and the remaining cash balance, if any.

         18. Adjustments Upon Changes in Capitalization. If an option under this Plan is exercised subsequent to any stock dividend, stock split, spinoff, recapitalization, merger, consolidation, exchange of shares or the like, occurring after such option was granted, as a result of which shares of any class shall be issued in respect of the outstanding shares, or shares shall be changed into a different number of the same or another class or classes, the number of shares to which such option shall be applicable and the option price for such shares shall be appropriately adjusted by the Company.

         In the event of the proposed dissolution or liquidation of the Company, the offering period will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option under the plan shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the participant shall have the right to exercise the option as to all of the optioned stock, including shares as to which the option would not otherwise be exercisable. If the Board makes an option fully exercisable, in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the participant that the option shall be fully exercisable for a period of thirty (30) days from the date of such notice, and the option will terminate upon the expiration of such period.

         19. Amendment or Termination. The Board of Directors of the Company may at any time and for any reason terminate or amend the Purchase Plan. Except as specifically provided in the Purchase Plan, no such termination can affect options previously granted, provided that an Offering Period may be terminated by the Board of Directors on any Exercise Date if the Board determines that the termination of the Purchase Plan is in the best interest of the Company and its shareholders. Except as specifically provided in the Purchase Plan, no amendment may make any change in any option theretofore granted which adversely affects the rights of any participant. To the extent necessary to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or Section 423 of the Code (or any successor rule or provision or any other applicable law or regulation), the Company shall obtain a shareholder approval in such manner and to such a degree as required.

         20. Notices. All notices or other communications by a participant to the Company under or in connection with the plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

         21. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company within twelve months before or after the date the plan is adopted. If such shareholder approval is obtained at a duly held shareholders' meeting, it may be obtained by the affirmative vote of the holders of a majority of the outstanding shares of the Company present or represented and entitled to vote thereon, which approval shall be:

                           (a)(1) solicited substantially in accordance with
                  Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Act") and the rules and regulations promulgated thereunder, or (2) solicited after the Company has furnished in writing to the holders entitled to vote substantially the same information concerning the Plan as that which would be required by the rules and regulations in effect under Section 14(a) of the Act at the time such information is furnished; and

             (b) obtained at or prior to the first Annual meeting of Shareholders held subsequent to the first registration of Common Stock under Section 12 of the Act.

         In the case of approval by written consent, it must be obtained by the unanimous written consent of all shareholders of the Company, or by written consent of a smaller percentage of shareholders but only if the Board determines, on the basis of an opinion rendered by the Company's legal counsel, that the written consent of such a smaller percentage of shareholders will comply with all applicable laws and will not adversely affect the qualifications of the plan under Section 423 of the Code.

         22. Conditions upon Issuance of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the shares are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned applicable provisions of law.

         23. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the stockholders of the Company as described in paragraph 21. It shall continue in effect for a term of twenty (20) years unless sooner terminated under paragraph 19.

                                                                 EXHIBIT 10.27
                                MICROGRAFX, INC.

                                  AMENDMENT #4

                          EMPLOYEE STOCK PURCHASE PLAN

         The following constitute the provisions of the Employee Stock Purchase Plan of Micrografx, Inc.

         1. Purpose. The purpose of the Plan is to provide employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. It is the intention of the Company to have the plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code (as defined herein). The provisions of the Plan shall, accordingly, be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code.

         2. Definitions.
             (a) "Board" shall mean the Board of Directors of the Company.

             (b) "Code" shall mean the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1986, as amended.

             (c) "Common Stock" shall mean the Common Stock, $.01 par value per share, of the Company.

             (d) "Company" shall mean Micrografx, Inc., a Texas corporation.

             (e) "Compensation" shall mean all regular straight time gross earnings and commissions, exclusive of payments for overtime, shift premium, incentive compensation, incentive payments, bonuses or other compensation.

             (f) "Continuous Status as an Employee" shall mean the absence of any interruption or termination of service as an Employee. Continuous Status as an Employee shall not be considered interrupted in the case of a leave of absence agreed to in writing by the Company, provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

             (g) "Designated Subsidiaries" shall mean the Subsidiaries which have been designated by the Board from time to time in its sole discretion as eligible to participate in the Plan.

             (h) 'Employee" shall mean any person, including an officer, who is customarily employed for at least twenty (20) hours per week and for more than five (5) months in the calendar year by the Company or one of its Designated Subsidiaries.

             (i) "Enrollment Date" shall mean the first day of each Offering Period.

             (j) "Exercise Date" shall mean the first paydate in February and the first paydate in August of each year within an Offering Period.

             (k) "Exercise Period" shall mean the six month period commencing one (1) day after one Exercise Date and ending with the next Exercise Date.

             (l) "Offering Period" shall mean a period of twenty four (24) months during which an option granted pursuant to the Plan may be exercised.

             (m) "Plan" shall mean this Employee Stock Purchase Plan.

             (n) "Subsidiary" shall mean a corporation, domestic or foreign, of which not less than 50% of the voting shares are held by the Company or a Subsidiary, whether or not such corporation now exists or is hereafter organized or acquired by the Company or a Subsidiary.


         3. Eligibility.

             (a) General Rule. Any Employee, as defined in paragraph 2, who shall be employed by the Company or Designated Subsidiary on a given Enrollment Date shall be eligible to participate in the Plan, subject to the requirements of paragraph 5(a) and the limitations imposed by
         Section 423(b) of the Code.

     (b) Exceptions. Any provisions of the Plan to the contrary notwithstanding, no Employee shall be granted an option under the Plan if:

             (i) Immediately after the grant, such Employee (or any other person whose stock would be attributed to such Employee pursuant to Section 425(d) of the Code) would own stock and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any Subsidiary, or

             (ii) Such option would permit such Employee's right to purchase stock under all employee stock purchase plans (described in Section 423 of the Code) of the Company and its Subsidiaries to accrue at a rate which exceeds Twenty-Five Thousand Dollars ($25,000) of the fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.

         4. Offering Periods. The Plan shall be implemented by Offering Periods with the first Offering Period beginning on or about the first Monday immediately following the first paydate in August 1991 or February 1992, as determined by the Board of Directors and continuing until terminated in accordance with the Plan. The Board of Directors of the Company shall have the power to change the duration of the Offering Periods with respect to future offerings without stockholder approval if such change is announced at least fifteen (15) days prior to the scheduled beginning of the first Offering Period to be affected. Absent action by the Board, each Offering Period shall be for a period of twenty-four (24) months and new Offering Periods shall commence on the Monday immediately following the first paydate in February and August of each year.

         5. Participation.

             (a) An eligible Employee may become a participant in the Plan by completing a subscription agreement authorizing payroll deductions, in a form substantially similar to Exhibit A attached to the Plan, and filing it with the Company's payroll office prior to the applicable Enrollment Date, unless a later time for filing the subscription agreement is set by the Board for all eligible Employees with respect to a given Offering Period.

                           (b) Payroll deductions for a participant shall
                  commence on the first payroll following the Enrollment Date and shall end on the last payroll in the Offering Period to which such authorization is applicable, unless sooner terminated by the participant as provided in paragraph 10.

         6. Payroll Deductions.

             (a) At the time a participant files his or her subscription agreement, such participant shall elect to have payroll deductions made on each payday during the Offering Period at the rate not to exceed ten percent (10%) of the Compensation which he or she receives on each payday during the Offering Period, provided that the aggregate amount of such payroll deductions during the Offering Period shall not exceed ten percent (10%) of the participant's aggregate Compensation during said Offering Period. An eligible Employee may participate in only one Offering Period at a time. The Chief Financial Officer of the Company or his designee shall determine whether the amount to be deducted from each paycheck is to be designated as a specific dollar amount, or as a percentage of eligible Compensation being paid on such day, or as either.

             (b) All payroll deductions made by a participant shall be credited to his or her account under the Plan. A participant may not make any additional payments into such account.


             c) A participant may discontinue his or her payroll deductions during the Offering Period by completing and filing with the Company a new subscription agreement authorizing a change in the rate of payroll deductions. The change in rate shall be effective no later than fifteen
         (15) days following the Company's receipt of the new authorization.

         7. Grant of Option.

             (a) On the Enrollment Date of each Offering Period, each participant in such Offering Period shall be granted an option to purchase on each Exercise Date during such Offering Period up to a number of whole shares of the Company's Common Stock determined by dividing the participant's payroll deductions accumulated during such Offering Period and prior to such Exercise Date by the lower of (i) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Enrollment Date or (ii) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Exercise Date, provided that the number of shares subject to such option during such Offering Period shall in no event exceed the number of shares of the Company's Common Stock determined by dividing $75,000 by the fair market value of a share of the Company's Common Stock on the Enrollment Date of such Offering Period, and provided further that the number of shares subject to such option shall be reduced, if necessary, to a number of shares which would not exceed the limitations described in Section 3(b) or Section 12(a) hereof The fair market value of a share of the Company's Common Stock shall be determined as provided in Section 7(b) herein.

             (b) The exercise price per share of the shares offered in a given Offering Period shall be the lower of. W eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Enrollment Date, or (ii) eighty-five percent (85%) of the fair market value of a share of the Common Stock of the Company on the Exercise Date. The fair market value of the Company's Common Stock on a given date shall be determined by the Board in its discretion; provided however, in the event the Common Stock is listed on a stock exchange or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, the fair market value per share of Common Stock on any given date shall be determined by the Board of Directors in any manner that is reasonably based on the last reported sale price of the Common Stock on such exchange or on the NASDAQ National Market System as of such date.

         8. Exercise of Option. The participant's option for the purchase of shares win be exercised automatically on each Exercise Date of each Offering Period, and the maximum number of full shares subject to such option will be purchased for such participant at the applicable exercise price with the payroll deductions accumulated in his or her account, unless prior to such Exercise Date the participant has withdrawn from the Offering Period or from an Exercise Period as provided in paragraph 10. During a participant's lifetime a participant's option to purchase shares hereunder is exercisable only by such participant.

         9. Delivery. As promptly as practicable after each Exercise Date the Company shall arrange the delivery to each participant, as appropriate, of a certificate representing the shares purchased upon exercise of his or her option. Any amount remaining in the participant's account after an Exercise Date shall be held in the account until the next Exercise Date in such Offering Period, unless the Offering Period has been over-subscribed or has terminated with such Exercise Date, in which case such amount shall be refunded to the participant.

         10. Withdrawal; Termination of Employment.

             (a) A participant may withdraw all, but not less than all, of the payroll deductions credited to his or her account and not yet used toward the exercise of his or her option under the Plan at any time by giving written notice to the Company on a form substantially similar to Exhibit B attached to this Plan. Such notice shall state whether the participant is only withdrawing from the applicable Exercise Period or entirely from the Offering Period. All of the participant's payroll deductions credited to his or her account will be paid to such participant promptly after receipt of his or her notice of withdrawal and his or her option for the current Exercise Period or Offering Period (as specified in the notice) will be automatically cancelled, and no further payroll deductions for the purchase of shares will be made during the Exercise Period or Offering Period (as specified in the notice). If a participant withdraws from an Exercise Period, payroll deductions will not resume within the same Offering Period unless written notice, in substantially the form of Exhibit C attached to this Plan is delivered to the Company during the open enrollment period preceding the commencement of an Exercise Period within the same Offering Period which directs the Company to resume payroll deductions.

             (b) Upon termination of the participant's Continuous Status as an Employee of the Company for at least twenty (20) hours per week during the Offering Period in which the employee is a participant, he or she will be deemed to have elected to withdraw from the Plan and the payroll deductions credited to his or her account will be returned to such participant and his or her option will be cancelled; provided, however, that a participant who goes on a leave of absence shall be permitted to remain in the Plan with respect to an Offering Period which commenced prior to the beginning of such leave of absence. If such participant is not guaranteed reemployment by contract or statute and the leave of absence exceeds beyond 90 days, such participant shall be deemed to have terminated employment on the 91st day of such leave of absence. Payroll deductions for a participant who has been on a leave of absence will resume upon return to work at the same rate as in effect prior to such leave unless changed by such participant or unless the leave of absence begins in one Offering period and ends in a subsequent Offering Period, in which case the participant shall not be permitted to re-enter the Plan until a new subscription agreement is filed with respect to an Offering Period which commences after such participant has returned to work from the leave of absence.

             (c) A participant's withdrawal from one Offering Period will not have any effect upon his or her eligibility to participate in a different Offering Period or in any similar plan which may hereafter be adopted by the Company. Although a participant may withdraw from one Offering Period and join another Offering Period which commenced prior to the end of the Offering Period from which he or she withdrew, such a change shall not transfer payroll deductions from one Offering Period to another.

     11. Interest. No interest shall accrue on the payroll deductions of a participant in the Plan.

         12. Stock.

             (a) The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be 1,300,000 shares, subject to adjustment upon changes in capitalization of the Company as provided in paragraph 18. If, on a given Exercise Date, the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the Plan, the Company shall make a pro rata allocation of the shares remaining available for purchase in as uniform a manner as shall be practicable and as it shall determine to be equitable. In such event, the Company shall give written notice of such reduction of the number of shares which each Employee shall be allowed to purchase.

             (b) The participant will have no-interest or voting right in shares covered by his or her option until such option has been exercised.

     (c) Shares to be delivered to a participant under the Plan will be registered in the name of the participant or in the names of the participant and his or her spouse.

         13. Administration. The Plan shall be administered by the Board or a committee appointed by the Board. If a committee is appointed by the Board, such committee shall have all of the powers of the Board with respect to the Plan except for those powers set forth in Section 19 hereof. The administration, interpretation or application of the Plan by the Board or its committee shall be final, conclusive and binding upon all participants. Members of the Board who are eligible Employees are permitted to participate in the Plan; provided, however, that (i) members of the Board who are eligible Employees may not vote on any matter affecting the administration of the plan or the grant of any option pursuant to the Plan, and (ii) if a committee is appointed by the Board to administer the Plan, no committee member will be eligible to participate in the Plan.

         14. Designation of Beneficiary.

             (a) A participant may file a written designation of a beneficiary who is to receive any shares and cash, if any, from the participant's account under the Plan in the event of such participant's death subsequent to an Exercise Date on which an option is exercised but prior to delivery to such participant of such shares and cash. In addition, a participant may file a written designation of a beneficiary who is to receive any cash from the participant's account under the Plan in the event of such participant's death prior to the Exercise Date of the option.

             (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares and/or cash to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate.

         15. Transferability. Neither payroll deductions credited to participant's account nor any rights with regard to the exercise of an option to receive shares under the plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in paragraph 14 hereof) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds in accordance with paragraph 10.

     16. Use of Funds. All payroll deductions received or held by the Company under the Plan may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

         17. Reports. Individual accounts will be maintained for each participant in the Plan. State- of account will be given to participating Employees promptly following an Exercise Date, which statements will set forth the amounts of payroll deductions, the per share purchase price, the number of shares purchased and the remaining cash balance, if any.

         18. Adjustments Upon Changes in Capitalization. If an option under this Plan is exercised subsequent to any stock dividend, stock split, spinoff, recapitalization, merger, consolidation, exchange of shares or the like, occurring after such option was granted, as a result of which shares of any class shall be issued in respect of the outstanding shares, or shares shall be changed into a different number of the same or another class or classes, the number of shares to which such option shall be applicable and the option price for such shares shall be appropriately adjusted by the Company.

         In the event of the proposed dissolution or liquidation of the Company, the offering period will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option under the plan shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the participant shall have the right to exercise the option as to all of the optioned stock, including shares as to which the option would not otherwise be exercisable. If the Board makes an option fully exercisable, in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the participant that the option shall be fully exercisable for a period of thirty (30) days from the date of such notice, and the option will terminate upon the expiration of such period.

         19. Amendment or Termination. The Board of Directors of the Company may at any time and for any reason terminate or amend the Purchase Plan. Except as specifically provided in the Purchase Plan, no such termination can affect options previously granted, provided that an Offering Period may be terminated by the Board of Directors on any Exercise Date if the Board determines that the termination of the Purchase Plan is in the best interest of the Company and its shareholders. Except as specifically provided in the Purchase Plan, no amendment may make any change in any option theretofore granted which adversely affects the rights of any participant. To the extent necessary to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or Section 423 of the Code (or any successor rule or provision or any other applicable law or regulation), the Company shall obtain a shareholder approval in such manner and to such a degree as required.

         20. Notices. All notices or other communications by a participant to the Company under or in connection with the plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

         21. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company within twelve months before or after the date the plan is adopted. If such shareholder approval is obtained at a duly held shareholders' meeting, it may be obtained by the affirmative vote of the holders of a majority of the outstanding shares of the Company present or represented and entitled to vote thereon, which approval shall be:

                           (a)(1) solicited substantially in accordance with
                  Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Act") and the rules and regulations promulgated thereunder, or (2) solicited after the Company has furnished in writing to the holders entitled to vote substantially the same information concerning the Plan as that which would be required by the rules and regulations in effect under Section 14(a) of the Act at the time such information is furnished; and

             (b) obtained at or prior to the first Annual meeting of Shareholders held subsequent to the first registration of Common Stock under Section 12 of the Act.

         In the case of approval by written consent, it must be obtained by the unanimous written consent of all shareholders of the Company, or by written consent of a smaller percentage of shareholders but only if the Board determines, on the basis of an opinion rendered by the Company's legal counsel, that the written consent of such a smaller percentage of shareholders will comply with all applicable laws and will not adversely affect the qualifications of the plan under Section 423 of the Code.

         22. Conditions upon Issuance of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the shares are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned applicable provisions of law.

         23. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the stockholders of the Company as described in paragraph 21. It shall continue in effect for a term of twenty (20) years unless sooner terminated under paragraph 19.

                                                              EXHIBIT 10.28


                                MICROGRAFX, INC.

                                  AMENDMENT #1

                         1995 DIRECTOR STOCK OPTION PLAN

1. Purpose

The purpose of the Option Plan is to encourage ownership in the Company by outside directors of the Company whose continued services are considered essential to the Company's future progress and to provide them with a further incentive to remain as directors of the Company. Accordingly, the Option Plan provides that the Company shall grant to members of its Board of Directors that are not employees of the Company (each, an "Optionee") the option (each, an "Option") to purchase shares of the Company's Common Stock, described below under "Terms, Conditions and Form of Options".

2. Administration

The Board of Directors of the Company is to supervise and administer the Plan. However, grants of Options under the Option Plan and the amount and nature of the awards to be granted shall be effective automatically in accordance with the terms and provisions of the Option Plan without further action by the Board of Directors. All questions of interpretation of the Option Plan or of any Options issued under it shall be determined by the Board of Directors and such determination shall be final and binding upon all persons having an interest in the Plan.

3. Participation in the Plan

Members of the Board of Directors who are not employees of the Company or any subsidiary of the Company will be eligible to participate in the Option Plan("Eligible Director").

4. Shares Subject to the Plan

The Option Plan provides that the maximum number of shares which may be issued under the Option Plan shall be 600,000 shares of Common Stock, subject to adjustment as provided in the Option Plan for stock splits, recapitalizations and other events resulting in an adjustment of the Company's outstanding Common Stock. See "Changes in Common Stock". If any outstanding Option under the Option Plan for any reason expires or is terminated without having been exercised in full, the shares allocable to the unexercised portion of such Option shall again become available for grant pursuant to the Option Plan.

All Options granted under the Option Plan are intended to be nonstatutory Options not entitled to special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

5. Terms, Conditions and Form of Options

Each Option granted under the Option Plan is to be evidenced by a written agreement in such form as the Board of Directors shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

a)    Option Grants

            i) Upon approval of the Option Plan at the Annual Meeting, each Eligible Director will be granted an Option for a number of shares of Common Stock which is equal to the difference between 23,000 and the number of shares of Common Stock subject to outstanding Options granted under the Company's Incentive and Nonstatutory Stock Option Plan held by the Eligible Director in question, with a grant date ("Date of Grant") of July 21, 1995, which was the date the Option Plan was adopted by the Board of Directors (the "Effective Date").

            ii) On each October 1, beginning with an October 1, 1996 Date of Grant, the Board of Directors shall grant each person who is an Eligible Director on such Date of Grant an Option for 3,000 shares of Common Stock.

            iii) In addition to the above Options, each person who becomes an Eligible Director subsequent to the Effective Date shall be granted an Option, with a Date of Grant five business days after he becomes an Eligible Director, for 20,000 shares of Common Stock.

b)    Option Exercise Price

The exercise price per share for each Option granted under the Plan shall equal the last reported sale price per share of Common Stock on the NASDAQ National Market System (or, if the Company is traded on another nationally recognized securities exchange on the Date of Grant, the reported closing sales price per share of the Common Stock by such exchange) on the Date of Grant (or, if no such price is reported on such Date of Grant, such price as reported on the nearest preceding day). On July 21, 1995, the last reported sale price of the Common Stock in the NASDAQ National Market System was $8.375 per share, and if the Option Plan is approved by the Shareholders, all Eligible Directors will be granted an Option for 3,000 shares having an exercise price of $8.375.

c)    Options Non-Transferable

Each Option granted under the Option Plan by its terms shall not be transferable by the Optionee otherwise than by will, or by the laws of descent and distribution, and shall be exercised during the lifetime of the Optionee only by him. No Option or interest therein may be transferred, assigned, pledged or hypothecated by the Optionee during his lifetime, whether by operation of law or otherwise, or be made subject to execution, attachment or similar process.

d)    Exercise Period

Each Option granted under the Option Plan shall become exercisable, in whole or in part, and cumulatively, in 25 percent increments on each anniversary of the Date of Grant, and, if not previously exercised or expired, shall automatically expire on the earlier of (i) the date on which the Optionee no longer is an Eligible Director except by reason of becoming an employee of the Company or death, and in the case of the death of an Eligible Director, the person to whom his rights under the Option are transferred by will, or by laws of descent and distribution, shall have the same rights hereunder as the Eligible Director but only until the first anniversary of the Eligible Director's date of death, and
(ii) the fifth anniversary of the Date of Grant.

e)    Exercise Procedure

Options may be exercised only by written notice to the Company at its principal office accompanied by payment in cash of the full consideration for the shares to be exercised.

6.    Effective Date

The Option Plan provides that it became effective on July 21, 1995 upon its adoption by the Board of Directors, but all grants of Options are conditional upon the approval of the Option Plan by the shareholders of the Company within 12 months after adoption of the Option Plan by the Board of Directors. To this end, the shareholders are to act upon the Option Plan at this Annual Meeting.

7.    No right to Continue as Director; No Stockholders' Rights for Options

The Option Plan provides that neither the Option Plan, nor the granting of an Option nor any other action taken pursuant to the Option Plan, shall constitute or be evidence of any agreement or understanding, express or implied, that the Company will retain a director for any period of time. The Option Plan further provides that an Optionee shall have no rights as a stockholder with respect to the shares covered by his Option until the date of the issuance to him of a stock certificate therefore, and no adjustment will be made for dividends or other rights (except as provided below under "Changes in Common Stock") for which the record date is prior to the date such certificate is issued.


8.    Changes in Common Stock

The Option Plan provides that if the outstanding shares of Common Stock of the Company are increased, decreased or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock, or other securities, an appropriate and proportionate adjustment will be made in (i) the maximum number and kind of shares reserved for issuance under the Option Plan, (ii) the number and kind of shares or other securities subject to then outstanding Options under the Option Plan and (iii) the price for each share subject to any then outstanding Options under the Option Plan, without changing the aggregate purchase price as to which such Options remain exercisable. No fractional shares will be issued under the Option Plan on account of any such adjustments.

The Option Plan also provides that in the event that the Company is merged or consolidated into or with another corporation (in which consolidation or merger the stockholders of the Company receive distributions of cash or securities of another issuer as a result thereof), or in the event that all or substantially all of the assets of the Company are acquired by any other person or entity, the Board of Directors, or the board of directors of any corporation assuming the obligations of the Company, shall, as to outstanding Options, either (i)provide that such Options shall be assumed, or equivalent Options shall be substituted, by the acquiring or successor corporation (or an affiliate thereof), or (ii) upon written notice to the Optionees, provide that all unexercised Options will terminate immediately prior to the consummation of such merger, consolidation, acquisition, reorganization or liquidation unless exercised by the Optionee within a specified number of days following the date of such notice.

9. Amendment of the Plan

The Board of Directors may suspend or discontinue the Option Plan or revise or amend it in any respect whatsoever; provided, however, that without approval of the shareholders of the Company no revision or amendment shall increase the number of shares which may be issued under the Option Plan (except as provided above under "Changes in Common Stock"), change the designation of the class of directors eligible to receive Options under the Option Plan, materially increase the benefits accruing to participants under the Option Plan or extend the term of the Option Plan. The Option Plan may not be amended more than once in any six-month period, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

10. Certain Federal Income Tax Consequences

The following discussion of the federal income tax consequences of participation in the Option Plan is only a summary, does not purport to be complete and does not cover, among other things, state and local tax treatment of participation in the Option Plan. Furthermore, differences in individual Optionees' financial situations may cause federal, state and local income tax consequences of participation in the Option Plan to vary.

All Options are intended to be non-statutory options not entitled for the special tax treatment under Section 422 of the Code. As such, an Optionee will not recognize any income upon the grant of an Option. Upon exercise of an Option, the amount by which the fair market value of the shares at the time of exercise exceeds the exercise price must be treated as ordinary income received by the Optionee. Thus, an Optionee would be subject to taxation at the time an Option is exercised.

The Company generally will be entitled to deduct the amount that the Optionee is required to treat as ordinary income in the Company's taxable year that ends with or within the taxable year in which the Optionee recognizes such income, to the extent such amount constitutes an ordinary and necessary business expense and is not disallowed under section 162(m).

Upon a taxable disposition of shares of Common Stock acquired through the exercise of an Option, any amount received by the Optionee in excess of the sum of (i) the exercise price and (ii) any amount includable in income with respect to the exercise of such Option, will generally be treated as long-term or short-term capital gain, depending upon the holding period of the shares. To qualify for long-term capital gain or loss treatment, shares of Common Stock must have been held for more than 12 months as a capital asset.

The maximum federal income tax rate applicable to individuals for long-term capital gain is currently 28 percent. If, upon disposition, the Optionee receives an amount that is less than the fair market value of the shares on the exercise date, the loss will generally be treated as a long or short-term capital loss, depending upon the holding period of the shares.

               Adopted by the Board of Directors on July 21, 1995