Form 10-K
period 2001-06-30
MICROGRAFX INC
filed 2001-09-28
CIK 756497

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM ________ TO ________.

                         Commission File Number 0-18708
                                  ____________

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $0.01 Per Share
                                (Title of Class)
                                  ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at September 24, 2001, was approximately $17,781,345.

On September 24, 2001, there were 12,525,038 shares outstanding of the registrant's Common Stock.


================================================================================

                                Table of Contents

                                                                                            PAGE
                                                                                            ----
                                                     PART I.
Item 1.         Business......................................................................1

Item 2.         Properties....................................................................9

Item 3.         Legal Proceedings.............................................................9

Item 4.         Submission of Matters to a Vote of Security Holders...........................9

                                                     PART II.

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters..........................................................10

Item 6.         Selected Financial Data......................................................11

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................................12

Item 7A         Quantitative and Qualitative Disclosures About Market Risk...................29

Item 8.         Financial Statements and Supplementary Data..................................29

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................................50

                                                     PART III.

Item 10.        Directors and Executive Officers of the Registrant...........................50

Item 11.        Executive Compensation.......................................................50

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management...............................................................50

Item 13.        Certain Relationships and Related Transactions...............................50

                                                     PART IV.

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............51

                Signatures...................................................................54

                Financial Statement Schedule ................................................55

                                    PART I

Item 1.        Business

Overview

    Micrografx, Inc. ("Micrografx" or the "Company") develops and markets graphics software for business use in the areas of process management, technical illustration, business diagramming and digital image processing. Additionally, Micrografx supports the business use of its technology through consulting, training and development services.

   Historically, Micrografx has developed a variety of graphics oriented software products. The technologies used in these products included:

   .  image editing;

   .  three dimensional, or 3D, object rendering;

   .  basic drawing tools for both the consumer and corporate markets;

   .  greeting card software for the personal creativity market;

   .  flowcharting;

   .  process simulation; and

   .  technical drawing.

   In fiscal year 1997, Micrografx's management and board of directors concluded that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. Micrografx determined that the greatest future value was in pursuing solutions for the business market and de-emphasizing the consumer market. While pursuing this change in direction, the challenge has been to achieve profitability in the face of phasing out technologies that did not fit into the long-term strategy of Micrografx and changing the internal infrastructure and employee skill sets to line up with Micrografx's long-term strategy.

   The first significant steps in the strategic change process were:

   . The licensing of Micrografx consumer technologies of drawing, greeting card and consumer image editing to Cendant Software Corporation, effective June 30, 1998 and

   . The assignment of Micrografx's distribution rights for American Greetings(R), CreataCard(R) Gold(TM) and CreataCard(R) Plus(TM) to The Learning Company in August of 1998.

   These agreements ended Micrografx's development and distribution of these products and mostly completed Micrografx's de-emphasis of the consumer market in order to focus on the enterprise process management and business graphics markets. The combined value of these licensing and assignment agreements was approximately $21.0 million. The $21.0 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999.

   Micrografx is currently concentrating on two areas of business software: enterprise process management and graphic products.

   . The principal enterprise process management products are iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R) and Optima(R).

   . The principal graphics products are iGrafx Designer(TM), ActiveCGM(TM), Micrografx Graphics Suite(R), Picture Publisher(R), Simply3D(R), Webtricity(TM) and OnSwitch(TM), the solution produced by Image2Web.

   The underlying technologies provide the opportunity to develop significant solutions for businesses in addition to licensing the basic technologies to businesses for general use.

   Micrografx was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. Micrografx's principal executive offices are located at 8144 Walnut Hill Lane,

Suite 1050, Dallas, Texas 75231, and its telephone number is (469) 232-1000. Micrografx's United States operations are based in Dallas, Texas, with business units located in Dallas, Texas, Portland, Oregon and Annapolis, Maryland. International subsidiaries are located in the United Kingdom, France, Germany, Italy, the Netherlands, Switzerland, Australia and Japan.

Proposed Merger with Corel Corporation

     General. On July 16, 2001, Corel Corporation ("Corel"), its wholly owned subsidiary, Calgary I Acquisition Corp. ("Calgary"), and Micrografx entered into a merger agreement pursuant to which Micrografx will merge with Calgary, with the surviving corporation becoming a wholly owned subsidiary of Corel. Under the terms of the merger agreement, if Corel is entitled to and elects to pay cash at the closing for the outstanding shares of Micrografx capital stock, Micrografx will be the surviving corporation in the merger and become a wholly owned subsidiary of Corel. If Micrografx shareholders receive at closing a combination of shares of Corel common stock and Corel participation rights for their shares of Micrografx capital stock, Calgary will be the surviving corporation in the merger.

     Effective Time of the Merger. Subject to shareholder approval and the satisfaction of the closing conditions set forth in the merger agreement, the merger will become effective upon the filing of the executed Articles of Merger with the Secretary of State of Texas and the Secretary of State of Delaware. The merger agreement provides that the parties thereto will cause the Articles of Merger to be filed as soon as practicable after Micrografx shareholder approval and the satisfaction of various closing conditions, including the following:

          . the shares of Corel common stock issuable at closing and at the first anniversary are approved for unconditional listing on The Toronto Stock Exchange and the Nasdaq National Market (if Corel has not elected the cash alternative);

          . the absence of the presently effective exercise on the close of business on the day following the Micrografx special meeting by more than 10% of the outstanding Micrografx common stock of dissenters' rights in connection with the merger;

          . neither Corel nor Micrografx has suffered any material adverse change other than general economic or industry conditions; and

          . the delivery of specified ancillary documents, legal opinions and (unless the cash alternative is elected by Corel) tax opinions that the merger will qualify as a reorganization within the meaning of United States federal income tax laws.

     Merger Consideration. Upon the completion of the merger, the consideration which Micrografx shareholders will receive at the closing for each share of Micrografx common stock and Micrografx preferred stock, on an as converted basis, will depend on the price of Corel common stock immediately before the time of the merger and other factors described in the prospectus/proxy statement mailed to Micrografx shareholders on September 28, 2001 (and as filed with the Securities and Exchange Commission). If the average sales price of Corel common stock during a specified period prior to the closing is less than $2.90, Micrografx shareholders would receive either approximately $1.99 in cash, or Corel common stock having a value of approximately $1.02 plus a Corel participation right, as determined by Corel in its discretion. The participation right will convert a year after closing into $1.02 in cash or, if the average sales price during a specified period prior to the one year anniversary date of the closing is higher than the price at closing, an amount of Corel common stock having a value of $1.02 plus 18% of the appreciation of Corel common stock during the period between closing and the first anniversary of closing. However, if the average sales price of Corel common stock during the specified period prior to the closing is $2.90 or greater, Corel may not pay cash at closing and must issue shares of Corel common stock and Corel participation rights as described above. A more detailed discussion regarding the calculation of the merger consideration can be found in the prospectus/proxy statement.

     Shareholder Approval. A special meeting of Micrografx common shareholders will be held on October 29, 2001 to consider and vote on a proposal to approve the merger agreement and the merger of Micrografx and Calgary. Micrografx preferred shareholders will vote on said proposal by written consent, which is being mailed to all Micrografx preferred shareholders along with the prospectus/proxy statement. Subject to shareholder approval and the other closing conditions being satisfied, Micrografx and Corel expect to complete the merger within the several days following the Micrografx special meeting and, in any event, as soon as reasonably practicable following the Micrografx special meeting.

     No Solicitation. The foregoing description, as well as all other descriptions contained in this report with respect to the proposed merger of Micrografx with Calgary, a subsidiary of Corel, is intended to be descriptive only and shall not under any circumstances be deemed to constitute the solicitation of a proxy. In accordance with the rules of the Securities and Exchange Commission, proxies may only be solicited in accordance with certain specified procedures, and at this time proxies are only being solicited by Micrografx through distribution of the prospectus/proxy statement referenced above.

Business Strategy and Products

     Micrografx develops and markets software tools and solutions that are targeted toward business needs for enterprise process management and graphics products. While some of the graphics products applications are written for the UNIX(R) environment, Micrografx's products are generally designed for PCs and servers utilizing the Microsoft Windows(R) operating environments, which include Windows 95, Windows 98, Windows 2000 and Windows NT.

     Due to the rapid change in technology related to PCs and competitive market conditions, Micrografx is continually updating and refining its products. To keep pace with the market, Micrografx seeks to release new versions of its products every 18 to 24 months with minor upgrade releases more often. Significant versions and the release date for English versions of Micrografx's products are discussed below with the product to which it relates.

Enterprise Process Management Applications

     Every business has key processes that can be broken down into smaller processes, each eventually describing specific activities across the organization. Enterprise process management tools help management supervise this key sequence of events and assist the organization to perform at optimal levels. Micrografx believes that the benefits of enterprise process management, or EPM, for businesses may include faster time to market with products, improved cost effectiveness and increased product quality. Today, most businesses address these issues using a single department or project. Micrografx believes that while this by-department or by-project methodology can yield short-term success, it is a self-limiting approach. EPM delves deeper by providing a disciplined, systematic approach with the potential to yield greater long-term benefits across departments and functional areas of the organization.

     Micrografx believes that graphical visualization software tools provide the best way to document and communicate process information, allowing people to comprehend more information and mentally process more complexity than was possible before. Sophisticated process management tools--when used to their fullest potential--can add significant value, extending far beyond electronic processes. These tools can be used to assess all of the critical factors (such as cycle times, costs, etc.) tied to each step in any kind of process, and can reveal ways to make the system faster, more cost-effective, more efficient or quality oriented, or any combination of these.

     Process management is a cycle that occurs in three stages: documentation, improvement and management.

          . Documentation stage of process management. The documentation stage creates a snapshot of how the business operates today. This stage can be the most labor-intensive, often requiring a great deal of information gathering and data entry. The best tools for this stage make input intuitive and fast. Documentation can be made far more efficient by drawing the process rather than manually writing out the process. Also, when the process must be communicated to others, Micrografx believes that it is far easier for the human mind to digest and understand the flow of a process when it is presented visually.

          . Improvement stage of process management. The improvement stage addresses issues such as lowering costs, reducing time-to-market and improving quality. In some cases, just the act of documentation identifies obvious inefficiencies that can be easily remedied. Aside from the obvious process flaws that reveal themselves, however, process simulation is the cornerstone of process improvement initiatives. Process simulation tools allow users to enter key variables and constraints into a process flow, run the simulation, then see where inefficiencies lie. Simulation also allows for "what-if" analysis to determine the optimal solution in a process.

    . Management stage of process management. Management of all of an organization's process information is the highest level of sophistication in process management. Management provides efficient storage, access and distribution systems across an organization. At this point, the question is no longer "What is the best process?" but rather "How can I apply this best process so that it is utilized across my organization consistently?"

   Micrografx provides tools for each stage of the cycle:

    . iGrafx(TM) Professional(TM). iGrafx(TM) Professional(TM) provides a leading-edge technology base for Micrografx's ongoing process management tool development initiatives. Below the surface, iGrafx Professional(TM) incorporates one of the industry's most advanced graphics engines, with superior display and printing technologies designed specifically for the needs of process management. iGrafx Professional(TM) creates powerful, interactive diagrams of business processes, workflow, computer networks, web sites and databases. iGrafx Professional(TM) is fully extensible via Microsoft's Visual Basic for Applications, or VBA, for powerful custom solutions and incorporates iGrafx iShapes(TM) technology. iGrafx Professional(TM) is the next generation of Micrografx's FlowCharter(R) product. iGrafx Professional(TM) was released in March 1999 and iGrafx FlowCharter(R) 2000 Professional was released in November 2000.

    . iGrafx(TM) Process(TM). iGrafx(TM) Process(TM), an extension of the iGrafx Professional(TM) technology, is a process management tool that wraps an easy-to-use interface around a high-end process simulation engine. iGrafx Process(TM) provides robust modeling and simulation capabilities for companies striving to improve internal processes. It is designed to model business processes and perform "what-if" simulations on most business scenarios, allowing the management team to analyze and experiment with company processes without directly impacting the business. Customers are using iGrafx Process(TM) to communicate about processes, reduce cycle times, eliminate bottlenecks, understand capacity constraints, re-deploy limited resources and more. iGrafx Process(TM) is fully extensible via VBA for powerful custom solutions and incorporates iShapes(TM) technology. iGrafx Process(TM) is the next generation of Micrografx's Optima(R) product, which is no longer actively marketed. iGrafx Process(TM) was released in March 1999 and iGrafx Process(TM) 2000 was released in October 2000.

    . iGrafxProcess(TM) Central. iGrafx(TM) Process(TM) Central is a central repository that integrates with iGrafx Professional(TM) and iGrafx Process(TM) to give stakeholders "real-time", quick access to all enterprise process data and saves users time developing enterprise models by linking and reusing models whenever possible. It also provides comprehensive repository capabilities such as access and security control, concurrency control, versioning and configuration management. iGrafx Process(TM) Central Viewer is available only with iGrafx Process Central. The freely deployed iGrafx Process(TM) Central Viewer gives read-only and query access to iGrafx Process(TM) Central repositories. iGrafx Process(TM) Central was released in January 2001.

Graphics Products Applications

   The graphics products group consists of technical illustration products, heritage products and digital image processing solutions.

 Technical Illustration Products

   Businesses are looking for help to increase productivity and profitability by using the web and related technologies. Micrografx offers standards-based products and services that enable businesses to leverage valuable investments in technical graphics like engineering drawings, technical illustrations, schematics and diagrams, and to optimize them for use in innovative web-based applications. These web-based applications include parts catalogs, technical documentation, shop-floor viewing and real-time monitoring and control systems. The transferability and reusability of technical graphics, particularly for production-oriented businesses, enable the development of web-based product information systems that span the organization--from the main office to engineering and from design to the shop floor. This information system is particularly valuable when businesses use Micrografx's technology to hotspot graphics and hyperlink to related data, creating "intelligent graphics."

   Micrografx has developed the following technical graphics applications:

   . Intelligent Graphics Server. Intelligent Graphics Server, or iGS, is a high performance server specifically designed for creating graphics on demand or quickly and easily changing existing graphics in high volume Internet-enabled enterprise applications. iGS is able to merge drawings with other drawings and with data from external sources such as database tables or flat files. Some of the intended uses for iGS include:

      .  illustrated parts catalogs;

      .  interactive electronic technical manuals, computer-based training;

      .  real-time monitoring and control systems; and

      .  geographical information system applications.

      iGS was released in May 2000.

   . iGrafx Designer(TM). iGrafx Designer(TM) is the technical graphics solution that bridges the gap between computer aided design, or CAD, and camera-ready. It provides a rich graphical tool set that supports an incredibly diverse range of file types, including many UNIX(R)-based CAD/CAM systems. Engineering departments and technical publishers alike can take advantage of iGrafx Designer's(TM) powerful, flexible functionality to create rich, presentation-quality graphics that can be easily utilized in Microsoft Office documents, presentations, web and intranet pages and much more. With leading edge, full-featured tools for image editing and three dimension, iGrafx Designer(TM) is a complete graphics solution designed for the exacting needs of today's designers and technical graphics users. iGrafx Designer(TM) is the next generation of Micrografx's Designer(R) product, which is no longer actively marketed. iGrafx Designer(TM) was released in June 1999.

   . ActiveCGM(TM)Publishing Suite. ActiveCGM(TM) Publishing Suite lets users create, view and add hyperlinks and animation to technical graphics. ActiveCGM(TM) allows attribute information to be linked to graphics components. Using ActiveCGM(TM) and HTML, the text markup language for the web, authors can easily create high-quality, interactive graphics-driven documents that are compact and efficient for Internet distribution. The suite is comprised of ActiveCGM(TM) Author, ActiveCGM(TM) Runtime, ActiveCGM(TM) Browser and VP-Active and is based on a native implementation of CGM. It is the first standards-based software suite designed to support the creation and delivery of intelligent graphics on the web. ActiveCGM(TM) was obtained from Intergraph Corporation with the purchase of InterCAP in April 1999 and ActiveCGM(TM) version 7 was released in March 2000.

   . Illustrator2 and Mondello. Illustrator2 and Mondello are for professional technical illustrators working in manufacturing, aerospace, defense, electronics and heavy equipment industries. They provide the missing link in computer-aided publishing by replacing the drawing board and automating the graphics segment of the publishing process. These products help professional illustrators create, edit and manage high-quality artwork containing raster images, continuous-tone images and vector line art. Illustrator2 is for a UNIX based platform while Mondello is for Windows NT and both were obtained from Intergraph with the purchase of InterCAP in April 1999.

 Heritage Products

   Micrografx also has the following graphics tools:

   . Graphics Suite(R). Graphics Suite(R) is a suite of four software applications: Picture Publisher(R), Simply3D(R), Designer(R) and FlowCharter(R). Graphics Suite(R) 2 Enterprise was released in December 1997.

   . Picture Publisher(R). Picture Publisher(R), the long-time leader in easy-to-use, yet powerful, full-featured image editing, also provides full functionality for creating compelling web pages. Picture Publisher(R) contains 10,000 stock photos and clip art images, 500 seamless Internet textures, 250 TrueType(TM) fonts, as well as effects, filters, creative macros, templates, interactive wizards and on-line tutorials. Picture Publisher(R) 8 was released in February 1998.

   . Simply3D(R). Simply3D(R), an innovative, intuitive tool, takes 3D technical power from simple logos to complex, micron-accurate technical illustrations, with rendering and animation easy enough for the occasional user. Simply3D(R) allows the user to create professional-quality 3D text, web graphics and animations for all kinds of projects, including web sites, print, video, multimedia and even interactive 3D scenes for Microsoft PowerPoint(R) presentations. Simply3D(R) contains 1,000 3D drag-and-drop objects and 800 professional-quality textures as well as many lighting setups, animations and deformations. Simply3D(R) 3 was released in February 1998.

   . Webtricity(TM). Webtricity(TM) is a suite of three powerful, professional-level applications that give users the ability to make compelling graphics and animation for the web. The suite includes Picture Publisher(R), Simply3D(R), Draw 6 and Media Manager(R). Webtricity(TM) 2 was released in May 1998.

 Digital Image Processing

   Micrografx believes that currently, the delivery of product content for e-commerce is inefficient and labor intensive. Product images and their related meta-data are being transformed with minimal automation. The data that relates to the image is often disconnected or misplaced so that even the most basic information such as product description, list price, sale price, model number of stock keeping unit, or SKU, may not be available in a timely, efficient manner or may not match up with the delivery of the product image to the web site. Micrografx believes that the cost and complexity in managing this e-commerce product data prevents sites from offering their visitors the minimum necessary experience to fully portray their wares and effectively engage in e-commerce.

   OnSwitch(TM), the initial solution of Micrografx's wholly owned Image2Web subsidiary, automates the lengthy and complex processes required to prepare, maintain and personalize product information for e-commerce. OnSwitch(TM) focuses on all the product information that is needed for e-commerce with a special focus on product imagery. Through OnSwitch(TM), customers' sites are supported by an open connectivity platform that can automatically acquire, aggregate, analyze, transform and publish all image and related product data required to successfully present a product offering on the web, while drastically reducing the time and overhead costs involved.

Solutions Consulting

   In order to address specific customer needs, Micrografx has solutions consulting groups to assist the enterprise process management and graphics products business units. During the selling process, if it is determined that a customer needs functionality beyond that of the current applications, the solutions consulting groups will provide a means to meet the customer's requirements. In the enterprise process management area, the solution generally involves VBA coding in the iGrafx Development application, which was created specifically for this purpose. In the graphics products area, modifications are generally made to the existing product to satisfy the customer need. These groups are comprised of highly specialized engineers, software developers and technical graphics artists. These consultative teams deliver innovative process, web and e-commerce-based solutions to businesses who want to use the Internet and related technologies for competitive advantage. Micrografx packages standards-based technology with industry best practices through customization of its applications often with other custom or off-the-shelf software tools. Whether acting as the project lead or as part of a multi-vendor partnership, Micrografx believes that its flexibility, adaptability and proven methodology empowers organizations to maximize their solutions investments.

Localization

   Micrografx localizes its business products for distribution in foreign countries by translating user interfaces, packaging and marketing materials and product documentation. Most of Micrografx's products have been localized into various languages, including German, French, Japanese, Italian and Spanish.

Marketing and Distribution

   Micrografx has sales organizations in most of the major markets of the world, including the United States, Germany, France, the United Kingdom, Italy, Switzerland, Australia and Japan. In addition, Micrografx has agents in the Netherlands, Denmark, Switzerland, Spain and Poland. In 2001, approximately 53% of Micrografx's revenues were generated outside the United States, with approximately 45% from Europe and approximately 8% from Asia Pacific.

   Micrografx typically operates with very little backlog of unshipped orders because it can ship products within a few days of receipt of a purchase order. Micrografx distributes its products through the following channels: corporate sales force, distributors and resellers, direct to end users and through OEMs.

   Corporate sales force. Micrografx has corporate sales representatives located in its offices in the United States as well as in Germany, France, the United Kingdom, Italy, the Netherlands, Australia, Japan, Denmark, Switzerland, Spain and Poland. The direct sales organization consists of regionally based sales representatives. Sales made by the corporate sales force are often fulfilled through the distributor and reseller channels.

   Distributors and resellers. Micrografx also markets its products through independent, non-exclusive distributors and resellers located in approximately 35 countries around the world. Distributors include Computer 2000, Ingram Micro and Tech Data Corporation. Resellers include Corporate Software, Inc., Gruber Consultrade, MicroCenter, Inc., Snapp LLC and Softmart, Inc. In fiscal 2001, Micrografx's sales to Ingram Micro accounted for 13% of its net revenues, while no other customer accounted for more than 10% of its net revenues. In fiscal 2000, Micrografx's sales to Ingram Micro accounted for 15% of its net revenues, while no other customer accounted for more than 10% of its net revenues. Micrografx offers sales incentives, training, technical support and promotional aids to some resellers. Micrografx has distributorship agreements with all distributors and resellers. These agreements are cancelable by either party with specified prior written notice, and none of these agreements contain minimum or required purchase commitments by the distributor or reseller.

   Direct sales to end-users. Micrografx promotes its products through direct marketing techniques designed to reach existing and potential customers. These techniques include "one-on-many" seminars and trade show events. Micrografx uses third-party fulfillment companies located in the United States, Europe and Japan to get products to the end users.

   OEMs. Micrografx licenses some of its products to OEMs under agreements that give the OEMs the right to distribute copies of Micrografx's products with the OEM's equipment or software, typically PCs, printers, scanners and other corporate software solutions. During fiscal 2001, Micrografx had OEM agreements with companies including Gerber Garmet Technology, Inc., Honeywell, Inc., Matrox Graphics and Siemens Building Technologies, Inc.

Promotion and Advertising

   Micrografx's marketing organization is responsible for worldwide product marketing, planning, positioning, market strategy and communicating marketing plans to Micrografx's sales offices. Local personnel in each sales territory develop the marketing mix by coordinating media placement, direct mail, public relations and channel sales management. Micrografx uses outside agencies to develop the following:

   .  marketing literature;

   .  advertisements;

   .  brochures;

   .  demonstration diskettes; and

   .  packaging.

   Micrografx also uses outside public relations agencies.

   Micrografx routinely conducts promotions with resellers, distributors, OEMs and major customers in an effort to increase sales of its products. On a limited basis, Micrografx advertises in the PC industry trade press and other business publications. To build awareness, Micrografx offers trial and preview versions with some of its software products and participates in industry trade events.

Product Support

   Micrografx offers technical support to its customers through the telephone or the Internet. Technical support is provided for a fee on either a pay-per-incident plan paid by credit card charge or through a pre-purchased annual support plan. Technical support business hours are from 8:00 a.m. to 6:00 p.m. Dallas, Texas time, Monday through Friday in the United States. Internet support is provided 24 hours a day, 7 days per week via support databases, user forums or downloadable files. Micrografx has product support internally for North American customers and generally outsources these activities to independent, third party service providers in Europe, Japan and Australia.

Product Development

   Micrografx has a continuing program of product development directed toward the enhancement of existing products based on current and anticipated customer needs. Micrografx's research and product development effort also emphasizes introduction of new products to broaden Micrografx's product line and to reach larger segments of the market.

Competition

   The PC graphics software market is highly competitive. Micrografx's competitors include many independent applications software vendors, such as Microsoft, Adobe and Macromedia, Inc. The primary competitor for Micrografx's enterprise process management products is Microsoft's Visio product; and the primary competitors for the Micrografx's technical graphics products are Autotrol, Macromedia, Inc., Enigma, Inc., Adobe and ITEDO Software.

   Most of the Micrografx's competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than Micrografx. Micrografx's competitors could develop products that are superior to Micrografx's applications software products or that will achieve greater market acceptance. This could result in reduced sales of Micrografx's applications software products.

   Micrografx believes that the principal competitive factors in Micrografx's market include:

   .  customer demand;

   .  product capabilities;

   .  ability to extend product to meet specific customer needs;

   .  ease of understanding and operating the software;

   .  product reliability;

   .  price/performance characteristics;

   .  name recognition; and

   .  availability and quality of support services.

   Micrografx believes that its products currently compete favorably with respect to these factors.

Product Protection

   Micrografx attempts to protect its ownership rights in its software products with patents, trademarks, copyrights, trade secret laws and nondisclosure safeguards, as well as contractual restrictions on copying, disclosure and transferability that are incorporated into its software license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of Micrografx's products to obtain information that Micrografx regards as proprietary. Existing laws protecting intellectual property are helpful but imperfect aids in preventing unauthorized copying and use of Micrografx's products. Monitoring and identifying unauthorized copying and use of software can be difficult, and software piracy is a persistent problem for the software industry.

   Micrografx believes that because of the rapid technological change in the computer software industry, trade secret and copyright protection are less significant than other competitive factors such as the knowledge, ability and experience of Micrografx's personnel, name recognition and ongoing product innovation.

Trademarks

   Micrografx, the Micrografx logo, Image2Web, Picture Publisher(R), PhotoMagic, Optima(R), Micrografx FlowCharter(R), NetworkCharter(TM), Micrografx Graphics Suite(R), Micrografx Designer(R), Simply 3D(R) and Instant 3D are registered trademarks of Micrografx. iGrafx, iGrids, Webtricity(TM), Small Business Graphics and Print Studio, Micrografx Media Manager(R) and ABC ToolKit are trademarks of Micrografx. American Greetings(R), CreataCard(R) Gold(TM) and CreataCard(R) Plus(TM) are either registered trademarks or trademarks of American Greetings Corporation. Microsoft, Windows and Windows Draw(R) are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. All other products are trademarks or registered trademarks of their respective holders.

Manufacturing

   Micrografx assembles its products in the United States and the Netherlands. The principal materials and components used in its products include disks, books, other printed material and packaging. Micrografx outsources a major portion of its manufacturing activity to third parties, including disk duplication and product assembly. Micrografx has multiple sources of raw materials, supplies and components and it does not currently anticipate difficulty in securing the raw materials required for its operations.

Employees

   As of June 30, 2001, Micrografx has 189 employees, of which 37 persons are in product development, 103 persons are in sales, marketing and customer support and 49 persons are in finance, operations and administration. Micrografx's continued success is dependent in part on its ability to attract and retain qualified employees. Competition for employees in the software industry is intense. Micrografx believes that it has been successful in its efforts to recruit and retain highly qualified employees. No employee of Micrografx is covered by a collective bargaining agreement. Micrografx believes that its relations with its employees are good.

Executive Officers

The executive officers of the Company are as follows:

Name                    Age   Position with the Company
----                    ---   -------------------------
James L. Hopkins        55    President and Chief Executive Officer
Greg DeWitt             41    Chief Financial Officer and Treasurer
Kenneth A. Carraher     42    President, Enterprise Process Management

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

   Greg DeWitt assumed the role of Chief Financial Officer and Treasurer effective April 1, 2001. Greg DeWitt was most recently the Corporate Controller of 3dfx Interactive for two years and served as Corporate Controller for STB Systems, Inc. for eight years. Until recently, 3dfx was a publicly traded manufacturer of graphics accelerator chips, boards and software. 3dfx acquired STB Systems of Richardson, Texas in May 1999.

   Kenneth A. Carraher was named President of the Enterprise Process Management division in March, 2000. Previously, he has served as Micrografx's Executive Vice President of Product Development and Vice President of Enterprise Solutions. Mr. Carraher was formerly the President of AdvanEdge Technologies, which was acquired by Micrografx in 1997, where he pioneered advanced process management solutions with the Optima and Optima Express software products.

Item 2.      Properties

   Micrografx's headquarters are located in Dallas, Texas. The leased space is used for sales and marketing, operations and administration. Micrografx outsources its United States production to a Dallas, Texas based company. Micrografx currently leases office space for development and sales offices in Portland, Oregon and Annapolis, Maryland; and international sales offices in Woking, the United Kingdom; Paris, France; Munich, Germany; Chatswood, Australia; and Tokyo, Japan; and has a production control office in Venlo, the Netherlands. Micrografx believes that all of its properties, together with the related machinery and equipment located at each property, are well maintained, in good operating condition and are suitable and adequate for its present and foreseeable future needs.

Item 3.      Legal Proceedings

   Micrografx is party to various legal proceedings arising from the normal course of business activities, none of which, in the opinion of Micrografx's management, is expected to have a material adverse impact on Micrografx's business, results of operations or its financial position.

Item 4.      Submission of Matters to a Vote of Security Holders

   There were no matters submitted to the Company's security holders during the fourth quarter ended June 30, 2001.

                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters

   The Company's common stock is traded on The Over Counter Bulletin Board ("OTCBB") under the symbol MGXI. As of September 24, 2001, there were 193 holders of record.

   The Company has not paid any cash dividends on its common stock in the two most recent fiscal years and has no intention of paying cash dividends in the foreseeable future.

   The following table sets forth for the periods from July 1, 1999 through April 29, 2001, the high and low per share sales price for the Micrografx common stock as reported on the Nasdaq National Market and, for the period from April 20, 2001 through June 30, 2001, the range of high and low bid prices for the Micrografx common stock as reported on the OTCBB. The quotations from the OTCBB reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                               =======================
                                        2000
                               -----------------------
                                  High         Low
First Quarter                  $    6.125   $    3.375
Second Quarter                 $    5.688   $    3.250
Third Quarter                  $    7.875   $    4.000
Fourth Quarter                 $    7.500   $    2.313

                               =======================
                                        2001
                               -----------------------
                                  High         Low

First Quarter                  $    2.688   $    0.875
Second Quarter                 $    1.906   $    0.125
Third Quarter                  $    1.406   $    0.375
Fourth Quarter                 $    1.250   $    0.550

Item 6.      Selected Financial Data

          Results of Operations (in thousands, except per share data)

                                            Year Ended June 30,
                                  --------------------------------------------
                                   2001      2000     1999     1998     1997
                                  -------  --------  -------  -------  -------
Net revenues....................  $30,171  $ 36,273  $56,962  $71,792  $64,862
Net (loss) income...............  $(1,634) $(22,169) $(5,852) $   607  $(6,187)
Preferred stock dividends.......      (83)      --       --       --       --
Net income (loss) applicable to
 common shareholders............  $(1,717) $(22,169) $(5,852) $   607  $(6,187)
(Loss) earnings per share:
  Basic.........................  $ (0.15) $  (1.95) $ (0.53) $  0.06  $ (0.60)
                                  =======  ========  =======  =======  =======
  Diluted.......................  $ (0.15) $  (1.95) $ (0.53) $  0.05  $ (0.60)
                                  =======  ========  =======  =======  =======
Balance Sheet Data:
Total assets....................   18,927    19,479   42,383   55,141   39,112
Total long-term liabilities.....      203     6,234    5,808      410    1,414
Dividends.......................       --        --       --       --       --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Micrografx develops and markets graphics software for business use in the areas of process management, technical illustration, business diagramming and digital image processing. Additionally, Micrografx supports the business use of its technology through consulting, training and development services.

   Historically, Micrografx has developed a variety of graphics oriented software products. These products included various technologies such as image editing, three dimensional object rendering, basic drawing tools for both the consumer and corporate markets, greeting card software for the personal creativity market, flowcharting, process simulation and technical drawing. In fiscal year 1997, management and the board of directors of Micrografx concluded that Micrografx did not have the critical mass to continue to support the number of technologies it was pursuing. As a result, several changes were made in the management team and structure of Micrografx. In 1997, the new management team began the process of determining which technologies Micrografx should pursue as part of its long-term strategy. It was determined that the greatest potential value was in pursuing solutions for the corporate market and to de-emphasize the consumer market. While pursuing this change in direction, the challenge has been to achieve profitability in the face of phasing out technologies that did not fit into the long-term strategy of Micrografx and changing the internal infrastructure and employee skill sets to line up with Micrografx's long-term strategy.

   The first significant steps in the strategic change process were the licensing of Micrografx consumer technologies: drawing, greeting card and consumer image editing were licensed to Cendant Software Corporation effective June 30, 1998 and distribution rights for American Greetings(R), CreataCard(R) Gold(TM) and CreataCard(R) Plus(TM) were assigned to The Learning Company in August of 1998. These agreements ended Micrografx's development and distribution of these products and mostly completed its de-emphasis of the consumer market in order to focus on the enterprise process management and technical graphics markets. The combined value of these licensing and assignment agreements was approximately $21.0 million. The $21.0 million was recognized as technology licensing revenue in varying amounts from the fourth quarter of 1998 through the fourth quarter of 1999.

   The management of Micrografx is currently concentrating on two areas of corporate software: enterprise process management and graphics products. The principal enterprise process management products are iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R) and Optima(R). The principal graphics products are iGrafx Designer(TM), ActiveCGM(TM), Micrografx Graphics Suite(R), Picture Publisher(R), Simply3D(R), Webtricity(TM) and OnSwitch(TM), the solution produced by Image2Web. The underlying technologies provide the opportunity to develop significant solutions for corporations in addition to licensing the basic technologies to corporations for general use.

   Micrografx was initially organized as a partnership in June 1982 and was subsequently incorporated in the State of Texas in March 1984. The principal executive offices of Micrografx are located at 8144 Walnut Hill Lane, Suite 1050, Dallas, Texas, 75231 and its telephone number is (469) 232-1000. Micrografx's United States operations are based in Dallas, Texas, with business units located in Dallas, Texas, Portland, Oregon and Annapolis, Maryland. International subsidiaries are located in the United Kingdom, France, Germany, Italy, the Netherlands, Switzerland, Australia and Japan.

Delisting of Micrografx Common Stock

     On April 27, 2001, Micrografx received notification from the Nasdaq Listing Qualifications Panel that the Micrografx common stock would not continue to be listed on the Nasdaq National Market due to Micrografx's failure to meet all of the requirements for listing on the Nasdaq National Market. Micrografx was first contacted with a Nasdaq Staff Determination letter, dated October 17, 2000, stating that Micrografx was not in compliance with the minimum $4.0 million net tangible assets requirement. Micrografx appealed the Nasdaq Staff Determination and was granted an exception by Nasdaq whereby Micrografx had to demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days and meet the minimum net tangible asset requirement by May 15, 2001. On April 27, 2001, Micrografx received a Nasdaq Staff Determination letter stating that Micrografx was unable to satisfy the requirements of the exception and, as a result, effective April 30, 2001, the Micrografx common stock commenced trading on the OTCBB. Micrografx appealed the decision to the Nasdaq Listing and Hearing Review Council. On July 25, 2001, the Review Council informed Micrografx that it was reversing the earlier decision to delist Micrografx from the Nasdaq National Market. The decision, which is subject to review by the NASD Board of Governors, allows Micrografx until October 23, 2001 to demonstrate a minimum of $4.0 million in net tangible assets or $10.0 million in shareholder's equity. In addition, Micrografx must comply with all requirements for continued listing on the Nasdaq National Market and successfully complete an application and review process. Upon compliance with these requirements, Micrografx will be relisted on the Nasdaq National Market.

Proposed Merger with Corel Corporation

     General. On July 16, 2001, Corel Corporation ("Corel"), its wholly owned subsidiary, Calgary I Acquisition Corp. ("Calgary"), and Micrografx entered into a merger agreement pursuant to which Micrografx will merge with Calgary, with the surviving corporation becoming a wholly owned subsidiary of Corel. Under the terms of the merger agreement, if Corel is entitled to and elects to pay cash at the closing for the outstanding shares of Micrografx capital stock, Micrografx will be the surviving corporation in the merger and become a wholly owned subsidiary of Corel. If Micrografx shareholders receive at closing a combination of shares of Corel common stock and Corel participation rights for their shares of Micrografx capital stock, Calgary will be the surviving corporation in the merger.

     Effective Time of the Merger. Subject to shareholder approval and the satisfaction of the closing conditions set forth in the merger agreement, the merger will become effective upon the filing of the executed Articles of Merger with the Secretary of State of Texas and the Secretary of State of Delaware. The merger agreement provides that the parties thereto will cause the Articles of Merger to be filed as soon as practicable after Micrografx shareholder approval and the satisfaction of various closing conditions, including the following:

          . the shares of Corel common stock issuable at closing and at the first anniversary are approved for unconditional listing on The Toronto Stock Exchange and the Nasdaq National Market (if Corel has not elected the cash alternative);

          . the absence of the presently effective exercise on the close of business on the day following the Micrografx special meeting by more than 10% of the outstanding Micrografx common stock of dissenters' rights in connection with the merger;

          . neither Corel nor Micrografx has suffered any material adverse change other than general economic or industry conditions; and

          . the delivery of specified ancillary documents, legal opinions and (unless the cash alternative is elected by Corel) tax opinions that the merger will qualify as a reorganization within the meaning of United States federal income tax laws.

     Merger Consideration. Upon the completion of the merger, the consideration which Micrografx shareholders will receive at the closing for each share of Micrografx common stock and Micrografx preferred stock, on an as converted basis, will depend on the price of Corel common stock immediately before the time of the merger and other factors described in the prospectus/proxy statement mailed to Micrografx shareholders on September 28, 2001 (and as filed with the Securities and Exchange Commission). If the average sales price of Corel common stock during a specified period prior to the closing is less than $2.90, Micrografx shareholders would receive either approximately $1.99 in cash, or Corel common stock having a value of approximately $1.02 plus a Corel participation right, as determined by Corel in its discretion. The participation right will convert a year after closing into $1.02 in cash or, if the average sales price during a specified period prior to the one year anniversary date of the closing is higher than the price at closing, an amount of Corel common stock having a value of $1.02 plus 18% of the appreciation of Corel common stock during the period between closing and the first anniversary of closing.
However, if the average sales price of Corel common stock during the specified period prior to the closing is $2.90 or greater, Corel may not pay cash at closing and must issue shares of Corel common stock and Corel participation rights as described above. A more detailed discussion regarding the calculation of the merger consideration can be found in the prospectus/proxy statement.

     Shareholder Approval. A special meeting of Micrografx common shareholders will be held on October 29, 2001 to consider and vote on a proposal to approve the merger agreement and the merger of Micrografx and Calgary. Micrografx preferred shareholders will vote on said proposal by written consent, which is being mailed to all Micrografx preferred shareholders along with the prospectus/proxy statement. Subject to shareholder approval and the other closing conditions being satisfied, Micrografx and Corel expect to complete the merger within the several days following the Micrografx special meeting and, in any event, as soon as reasonably practicable following the Micrografx special meeting.

     No Solicitation. The foregoing description, as well as all other descriptions contained in this report with respect to the proposed merger of Micrografx with Calgary, a subsidiary of Corel, is intended to be descriptive only and shall not under any circumstances be deemed to constitute the solicitation of a proxy. In accordance with the rules of the Securities and Exchange Commission, proxies may only be solicited in accordance with certain specified procedures, and at this time proxies are only being solicited by Micrografx through distribution of the prospectus/proxy statement referenced above.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to net revenues of some items in the consolidated statements of operations of Micrografx. The table excludes technology revenues recognized in fiscal year 1999 relating to the licensing of Micrografx consumer technology to Cendant Software Corporation and to The Learning Company. Technology revenues were excluded from this table as the management of Micrografx believes that including these revenues would not be indicative of Micrografx's ongoing operations. Historical results and percentage relationships are not necessarily indicative of operating results for any future period.

                                                                  Years Ended
                                                                    June 30,
                                                                ----------------
                                                                2001 2000  1999
                                                                ---- ----- -----
Net revenues................................................... 100%  100%  100%
Cost of revenues...............................................  20%   25%   28%
Gross profit...................................................  80%   75%   72%
Operating expenses:
  Sales and marketing..........................................  52%   65%   84%
  General and administrative...................................  15%   20%   17%
  Research and development.....................................  14%   21%   21%
  In-process research and development charge...................   --    --    5%
  Write down of long-lived assets..............................   --   22%    --
  Restructuring charges........................................ (1)%    5%    --
Total operating expenses.......................................  80%  133%  127%
Loss from operations...........................................   0% (58)% (55)%
Non operating (income) expense.................................   4%    2%  (2)%
Loss before income taxes....................................... (4)% (60)% (53)%
Income taxes...................................................   1%    1%    8%
Net loss....................................................... (5)% (61)% (61)%

Fiscal 2001 Compared to Fiscal 2000

  Net Revenues

     Micrografx previously had viewed revenues in three principal categories: enterprise process management, technical graphics and heritage products. During the third quarter of fiscal 2001, Micrografx began to further refine its business model to bring more focus to core businesses. To that end, the technical graphics and heritage product groups were combined into a single organization known as the graphics products group.

   The following table sets forth, for the periods indicated, net revenues (in thousands) by product category and the percentage relationship to total net revenues. The enterprise process management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The graphics products group category includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products and related products, as well as what was previously the heritage products and other category which includes Micrografx Graphics Suite(R), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM) and OnSwitch(TM), the solution produced by Image2Web.

                                                        Years Ended June 30,
                                                       ------------------------
                                                        2001    %    2000    %
                                                       ------- ---  ------- ---
   Enterprise Process Management...................... $15,363  51% $15,363  42%
   Graphics Products Group............................  14,808  49%  20,910  58%
                                                       ------- ---  ------- ---
   Total net revenues................................. $30,171 100% $36,273 100%
                                                       ======= ===  ======= ===

 Enterprise Process Management Revenues

   Enterprise process management, or EPM, revenues were unchanged in fiscal year 2001 from fiscal 2000 because revenues from the increase in sales of iGrafx Professional(TM) and iGrafx Process(TM) offset the decline in sales of FlowCharter(R). Management believes that its EPM related revenue base may continue to grow in the future as more companies adopt business process and quality related programs such as Six Sigma(TM) (Six Sigma(TM) is a trademark of Motorola, Inc.). Management also believes that it may be able to expand the scope of process related activities addressed by its software products (e.g., ISO compliance, Activity Based Costing, etc.) and is evaluating marketing opportunities such as co-marketing arrangements, joint ventures, partnerships, joint development agreements and OEM arrangements with other companies. Management believes that recent agreements with Six Sigma Academy and other premier "Six Sigma" consulting firms evidence the market opportunities and the value-added nature of Micrografx products. Companies such as Ford Motor Company, Dupont, Toshiba and Ernst & Young have adopted Micrografx's products for use in Six Sigma(TM) applications.

   Upgraded versions of iGrafx Professional(TM) (re-named iGrafx FlowCharter(R) 2000 Professional to capitalize on the historically strong brand identity of the FlowCharter(R) name) and iGrafx Process (re-named iGrafx Process(TM) 2000) were released at the end of the second quarter of fiscal 2001. Additionally, two new products, iGrafx Process(TM) for Six Sigma(TM) and iGrafx Process(TM) Central, also were released at the end of the second quarter of fiscal 2001. Management expects all of these products to contribute to revenue growth in the near term.

 Graphics Products Group Revenues

   The graphics products group consists of technical illustration products, heritage products and digital image processing solutions.

   Revenues from the technical illustration sub-category of graphics products were lower in fiscal 2001 than in fiscal 2000 primarily because sales of iGrafx Designer(TM) and Micrografx's Active CGM(TM) products have declined. The version of iGrafx Designer(TM) that was sold during most of fiscal 2001 was released in the fourth quarter of fiscal 1999, with localized versions released in the following quarter. As is typical in the software industry, sales of iGrafx Designer(TM) increased significantly on the new release, peaked in the second quarter of fiscal 2000 and have declined slowly since. Micrografx released a new version of the Designer(TM) product in the fourth quarter of fiscal 2001. Management expects the current version of the Designer(TM) product to follow a trend similar to the prior version. Sales of ActiveCGM(TM) products have declined due to a reallocation of sales resources from these products to the Designer(R) products.

   Revenues declined in the heritage product sub-category of graphics products because of the change in strategic direction from the consumer market to the enterprise market. The largest decline has been in the Graphics Suite(R) product line. As in the case of iGrafx Designer(TM), no new version of this product has been released in several years. Micrografx plans a new release of Graphics Suite(R) during the first half of the next fiscal year. Micrografx also experienced revenue declines from products such as Windows Draw(R) which were subject to OEM agreements in place prior to the Cendant Software Corporation and The Learning Company agreements, which ended Micrografx's development and distribution of these products. Most of the OEM arrangements expired during fiscal years 1999 and 2000. Lastly, revenues from retail products such as Picture Publisher(R), Webtricity(TM) and Simply3D(R) have declined as Micrografx's investment in the retail channel has been reduced. Micrografx plans to release a new version of Picture Publisher(R) during the first quarter of fiscal 2002 to capitalize on the interest in digital photography.

   Revenues from OnSwitch, Image2Web solution in the digital image processing sub-category of graphics products, were not material in either fiscal year 2001 or fiscal year 2000.

   The following table sets forth, for the periods indicated, net revenues (in thousands) by geographic region and as a percentage of total revenues:

                                                        Years Ended June 30,
                                                       ------------------------
                                                        2001    %    2000    %
                                                       ------- ---  ------- ---
   Americas........................................... $14,339  47% $14,143  39%
   Europe.............................................  13,547  45%  18,847  52%
   Asia Pacific.......................................   2,285   8%   3,283   9%
                                                       ------- ---  ------- ---
   Total net revenues................................. $30,171 100% $36,273 100%
                                                       ======= ===  ======= ===

   Americas revenue is comparatively unchanged as the increase in enterprise process management sales offset the decline in graphics products. The decline in European revenues was primarily the result of a decline in Graphics Suite(R) revenues and declines in other product versions significantly past the height of the product revenue cycle. European revenues also were negatively impacted by foreign currency exchanges rates. If exchange rates had not changed from their fiscal 2000 levels, European revenues would have been approximately 10% higher for fiscal year 2001. The Asia Pacific decline resulted as sales of iGrafx Designer(TM), Graphics Suite(R) and other graphics products have declined. Management believes international revenues may improve as Micrografx places more emphasis on its products with strong brand identity, leveraging the FlowCharter(R), Designer and Picture Publisher(R) names.

 Cost of Revenues and Gross Profit

   Cost of revenues for fiscal year 2001 were approximately $6.0 million, or 20% of net revenues, compared to $9.2 million, or 25% of net revenues, for fiscal year 2000. Cost of revenues includes the direct cost of the products manufactured (typically CD-ROMs, manuals and boxes), external royalties and the amortization of capitalized software and acquired product rights. Micrografx made the determination in fiscal 2001 that certain consulting and training costs should be categorized as cost of revenues. These costs were previously reported as sales and marketing operating costs. All periods presented have been restated to conform to the current year presentation. The decline in cost of revenues percentage is reflective of a rising average sales price and, to a lesser extent, a lower cost of revenues resulting from the transition to selling to corporate customers. Corporations generally purchase multi-user licenses that require the delivery of only a few CDs and manuals rather than a complete boxed software product including CDs and manuals for each user.

 Sales and Marketing Expense

   Sales and marketing expenses declined to approximately $16.0 million, or 53% of net revenues in fiscal year 2001, compared to $23.5 million, or 65% of net revenues in fiscal year 2000. The reduction in selling costs resulted primarily from a reduced direct sales force in the United States, curtailed spending for variable marketing costs, particularly in Europe, and generally tighter spending controls throughout Micrografx's worldwide sales organization. Micrografx believes that a continued greater focus on core businesses by the sales and marketing organization and the resulting efficiencies in reaching the customer will continue to result in a decline in this expense category as a percentage of revenues through the middle of its next fiscal year.

 General and Administrative Expense

   General and administrative expenses for fiscal year 2001 were approximately $4.4 million, or 15% of net revenues, compared to $7.3 million, or 20% of net revenues, for fiscal year 2000. The decrease in general and administrative costs is primarily due to the corporate restructuring and reduction in workforce that occurred on June 30, 2000, whereby Micrografx reduced its United States workforce by approximately 40%. The reduction is partially offset by $650,000 in legal and other professional fees accrued in connection with the merger. Micrografx expects general and administrative costs to decline as a percentage of sales for the near term.

 Research and Development Expense

   Research and development expenses include compensation, benefits and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," Micrografx capitalizes some software development costs incurred after technological feasibility is achieved. These costs are amortized over the estimated economic life of the products. Historically, Micrografx estimated the economic life of the products to be from 12 to 18 months, which is consistent with a consumer software model. With the change in strategy to a corporate software provider, Micrografx now estimates the economic life of the corporate software to be approximately 48 months. The longer economic life was implemented with the release of iGrafx Professional(TM), iGrafx Process(TM) and iGrafx Designer(TM). No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues.

   Net research and development expenses for fiscal year 2001 were approximately $4.2 million, or 14% of net revenues, compared to $7.4 million, or 21% of net revenues, for fiscal year 2000. Gross research and development expenses, before capitalization, for fiscal year 2001, were $6.2 million, or 20% of net revenues, compared to $10.2 million, or 28% of net revenues, for fiscal year 2000. Gross research and development spending has declined as a result of the corporate restructuring and reduction in workforce that occurred on June 30, 2000 and Micrografx's development of fewer products, all focused on corporate customers. Micrografx expects research and development costs to rise as a percentage of sales as sales, marketing and general and administrative costs decline as a percentage of sales. During fiscal year 2001, Micrografx capitalized approximately $2.0 million in software development costs and amortized approximately $1.8 million in software development costs. This compares to capitalization of $2.8 million and amortization of approximately $2.4 million in fiscal year 2000.

 Effect of Exchange Rates

   Micrografx's operating results are affected by changes in foreign currency exchange rates. These variations result from the change in exchange rates of European currencies and the Japanese yen versus the United States dollar. Exchange rates during fiscal 2001 have had an unfavorable impact on net revenues reported by Micrografx. If exchange rates had not changed from their fiscal 2000 levels, Micrografx would have reported approximately $1.5 million more in net revenues for fiscal year 2001. Additionally, the loss from operations would have been decreased by $623,000 for fiscal year 2001. Because European manufacturing costs and European and Japanese operating expenses also are incurred in those local currencies, the impact of exchange rates on net loss is less than on revenues.

   Micrografx has historically entered into foreign exchange contracts to hedge against some exposure to changes in foreign currency exchange rates. This exposure results from foreign operations of Micrografx in countries including Germany, France, the United Kingdom, the Netherlands and Japan that are denominated in currencies other than the United States dollar. As of June 30, 2001, Micrografx has no foreign exchange contracts outstanding.

 Non-operating (Income) Expense

   Non-operating (income) expense includes interest income, interest expense and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency and gains or losses when receivables and payables denominated in foreign currency are settled.

   For fiscal year 2001, interest income was relatively unchanged compared with the fiscal year 2000. Interest expense of approximately $863,000 resulted primarily from the convertible debenture issued to Intergraph and Micrografx's receivable facility. Changes in exchange rates resulted in a loss of approximately $467,000 for fiscal year 2001 compared to a loss of approximately $106,000 for fiscal year 2000. The exchange rate loss is primarily a result of the Japanese yen and the European currencies weakening to the United States dollar.

 Income Taxes

   Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that Micrografx has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is Micrografx's belief that the realization of the deferred tax assets in the near term is remote. As a result of the previous operating losses, Micrografx did not recognize a tax benefit on the net loss for fiscal year 2000 or fiscal year 2001. Micrografx did record a tax provision resulting from taxes due in international subsidiaries.

Fiscal 2000 Compared to Fiscal 1999

 Net Revenues

   As previously stated, in fiscal 2001 Micrografx refined its business model. To that end, the fiscal 2000 and 1999 net revenue information has been restated to reflect Micrografx's two primary revenue categories. The following table sets forth, for the periods indicated, net revenues (in thousands) by product category and the percentage relationship to total net revenues. The enterprise process management category includes iGrafx Professional(TM), iGrafx Process(TM), Micrografx FlowCharter(R), Optima(R) and related products. The graphics products group category includes Micrografx Designer(R), iGrafx Designer(TM), the ActiveCGM(TM) products and related products, as well as what was previously the heritage products and other category which included Micrografx Graphics Suite(R) American Greetings(R) CreataCard(R) Plus(TM), American Greetings(R) CreataCard(R) Gold(TM), iGrafx Business(TM), NetworkCharter(TM), Picture Publisher(R), Simply3D(R), Webtricity(TM), Windows Draw(R), Simply3D(R)(TM), Picture Publisher(R) and OnSwitch(TM), the solution produced by Image2Web.

   The technology category results from Micrografx's use of its library of graphics software in selective licensing. For fiscal 1999, this category consisted of the licensing of some personal creativity software source code to Cendant Software Corporation and The Learning Company.

                                                         Years Ended June 30,
                                                       ------------------------
                                                        2000    %    1999    %
                                                       ------- ---- ------- ---
   Enterprise Process Management...................... $15,363  42% $15,182  27%
   Graphics Products Group............................  20,910  58%  23,805  42%
   Technology.........................................     --    --  17,975  31%
                                                       ------- ---- ------- ---
   Total revenues..................................... $36,273 100% $56,962 100%
                                                       ======= ==== ======= ===

 Enterprise Process Management Revenues

   Enterprise process management, or EPM, revenues were up slightly as the increase in sales of iGrafx Professional(TM) and iGrafx Process(TM) more than offset the declining revenues from FlowCharter(R). Revenues from past versions of FlowCharter(R) represent approximately one-half of total EPM revenues, demonstrating the strong brand identity that FlowCharter(R) has developed.

 Graphics Product Group Revenues

   The decline in the graphics products group revenues was the result of Micrografx's change in strategic direction. The largest decline resulted from the decreased emphasis on general desktop diagramming and drawing tools such as Graphics Suite(R) and iGrafx Business(TM). Micrografx also experienced significant revenue declines from products such as CreataCard(R) and Windows Draw(R) as OEM agreements in place prior to the Cendant Software Corporation and The Learning Company agreements expired during fiscal years 1999 and 2000. Lastly, revenues from retail products such as Picture Publisher(R), Webtricity(TM) and Simply3D(R) have declined as Micrografx's importance in retail channels has declined.

   These declines were partially offset by a substantial increase in revenue for new technical illustration product offerings. The largest increase resulted from the release of iGrafx Designer(TM) in international markets. iGrafx Designer(TM) is the upgrade to Micrografx Designer(R) version 7 and was released in English markets in the fourth quarter of fiscal 1999. The localized versions (German, French and Japanese in particular) were released in early fiscal 2000. iGrafx Designer(TM) has a loyal installed base and there had been a longer than usual amount of time between versions, resulting in a high level of demand for the upgraded product, particularly in international markets. Also, Micrografx had an increase in revenue from its InterCAP products. Micrografx acquired InterCAP in mid-April 1999, resulting in less than a full quarter's worth of revenue in fiscal 1999. Micrografx did grow InterCAP revenues from the fiscal 1999 run rates, but the majority of the InterCAP growth resulted from having a complete year of operations included in Micrografx results.

   Revenues from OnSwitch(TM), Image2Web solution in the digital image processing sub-category of graphics products, were not material in fiscal year 2000 and the solution was not available in 1999.

 Technology Revenues

   The technology category also contains revenue recognized related to the previously discussed Cendant Software Corporation and The Learning Company relationships. As of June 30, 1999, all revenue related to these transactions has been recognized. Micrografx continues to seek other licensing relationships in order to leverage its portfolio of technologies, however, there can be no assurance that it will be able to enter into licensing relationships in the future.

   The following table sets forth, for the periods indicated, net revenues (in thousands) by geographic region and as a percentage of total revenues:

                                                        Years Ended June 30,
                                                       ------------------------
                                                        2000    %    1999    %
                                                       ------- ---  ------- ---
   Americas........................................... $14,143  39% $34,695  61%
   Europe.............................................  18,847  52%  19,153  34%
   Asia Pacific.......................................   3,283   9%   3,114   5%
                                                       ------- ---  ------- ---
   Total net revenues................................. $36,273 100% $56,962 100%
                                                       ======= ===  ======= ===

   The following table sets forth, for the periods indicated, net revenues (in thousands) by geographic region and as a percentage of revenues, excluding the technology and heritage revenues:

                                                        Years Ended June 30,
                                                       ------------------------
                                                        2000    %    1999    %
                                                       ------- ---  ------- ---
   Americas........................................... $10,457  41% $ 8,109  46%
   Europe.............................................  12,427  49%   8,147  46%
   Asia Pacific.......................................   2,424  10%   1,463   8%
                                                       ------- ---  ------- ---
   Total net revenues................................. $25,308 100% $17,719 100%
                                                       ======= ===  ======= ===

   Revenues increased from fiscal 1999 to fiscal 2000 in all regions when technology and heritage revenues are excluded. The increase in Americas revenues resulted from the acquisition of InterCAP, as the majority of InterCAP's customers are in the United States. The increases in Europe and Japan were driven mostly by the upgrades to the new version of iGrafx Designer(TM).

 Cost of Revenues and Gross Profit

   Cost of revenues includes the cost of documentation, diskettes or compact disks, or CDs, packaging and production overhead, amortization of capitalized software development costs and acquired product rights and technology royalties. Excluding technology licensing revenues, cost of revenues declined from 28% of revenue in fiscal 1999 to 25% of revenue in fiscal 2000. This percentage is reflective of a rising average sales price and, to a lesser extent, a lower cost of revenues resulting from the transition to selling to corporate customers. Corporations generally purchase multi-user licenses that require the delivery of only a few CDs and manuals rather than a complete boxed software product including CDs and manuals for each user.

 Sales and Marketing Expense

   Sales and marketing expenses include the cost of advertising, promotions, cooperative and incentive programs with distributors, trade shows, marketing, technical support and Micrografx's sales force. Sales and marketing expenses declined due to the change in business structure and lower costs associated with enterprise sales versus retail sales that were targeted in prior years.

 General and Administrative Expense

   General and administrative expenses include principally the costs of executive, information systems, human resources, finance, legal and administrative functions. The increase in general and administrative expenses from fiscal 1999 to fiscal 2000 is primarily due to the favorable outcome in 1999 of legal actions, either filed or expected. As a result of the licensing of technology to Cendant Software Corporation in June 1998, Micrografx expected American Greetings to pursue legal action against it. Micrografx accrued a charge based on management's assessment of likely outcomes. In August 1998, Micrografx licensed its technology to The Learning Company, American Greetings' new partner in the greeting card software market, and American Greetings agreed to drop the impending legal action. As a result, Micrografx was able to reverse in fiscal 1999 the charge that was taken in fiscal 1998. Excluding the impact of this and other settlements, general and administrative costs declined from fiscal 1999 to fiscal 2000.

 Research and Development Expense

   Research and development expenses include compensation, benefits and incentives paid to developers. In accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," Micrografx capitalizes some software development costs incurred after technological feasibility is achieved. These costs are amortized over the estimated economic life of the products. Historically, Micrografx estimated the economic life of the products to be from 12 to 18 months, which is consistent with a consumer software model. With the change in strategy to a corporate software provider, Micrografx now estimates the economic life of the corporate software to be approximately 48 months.

The longer economic life was implemented with the release of iGrafx Professional(TM), iGrafx Process(TM) and iGrafx Designer(TM). No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues.

   Research and development expenses (net of amounts capitalized) in fiscal 2000 were $7.4 million, or 21% of net revenues, compared to $8.2 million, or 21% of net revenues excluding technology revenues, in fiscal 1999. Gross research and development expenses, before capitalization, for fiscal 2000 were $10.2 million, or 28% of net revenues, compared to $13.9 million, or 36% of revenues excluding technology revenues, for fiscal 1999. The decrease in gross research and development expenses resulted from the reduction in the number of graphics technologies and engines, which occurred in the fourth quarter of fiscal 1999.

   During fiscal 2000, Micrografx capitalized approximately $2.8 million in software development costs and amortized $2.4 million in software development costs. This compares to capitalization of $5.6 million and amortization of $3.0 million for fiscal 1999.

 Restructuring Charge

   Subject to a restructuring plan submitted to and approved by its board of directors in June 2000, Micrografx took the following actions in June 2000:

   . eliminated 74 employee positions, primarily at its Allen, Texas headquarters;

   . decided to move from the existing corporate headquarters to a smaller facility;

   .  decided to abandon development and marketing of some products; and

   .  re-evaluated growth expectations and market strategies.

   Related solely to its restructuring and reorganization, Micrografx has accrued some anticipated costs as follows (in thousands):

   .  benefits cost for terminated employees:   $67

   .  relocation of the Allen workforce:   $1,595

   The following table shows, in thousands, the results for the periods leading up to the restructuring:

                                            Q3'00    Q2'00    Q1'00    FY'99
                                           -------  -------  -------  --------
   Net Loss............................... $(1,969) $(2,675) $(4,609) $ (5,852)
   Net Cash (Usage) Provided..............     934   (2,532)  (5,529)  (17,664)
   Ending Cash Balance....................   4,093    3,159    5,691    11,220

   During June of fiscal year 2000, the management of Micrografx concluded that it was necessary to significantly modify the operating structure of Micrografx in order for it to sustain viability and put itself in a position to return to profitability. Management and the board of directors of Micrografx determined that to reach profitability in an acceptable period of time, some significant actions were necessary in the structure and size of the organization. Accordingly, at the June 2000 board of directors meeting, the decision to operationally divide Micrografx into three major business units to decentralize operations and to reduce the size and scope of the organization was made pursuant to a plan submitted by the management of Micrografx.

   On June 30, 2000, the restructuring plan was implemented and approximately 74 employee positions were eliminated, the affected employees were notified of their termination and their termination benefits were communicated to them. On July 3, 2000, an announcement of the actions taken and their potential effects on Micrografx was distributed to the public by press release and subsequently filed in a Form 8-K with the Securities and Exchange Commission. As of June 30, 2000, the expected date of completion of the restructuring plan was on or around August 31, 2000 and all actions were substantially completed as of September 1, 2000 when Micrografx moved into their new corporate headquarters in Dallas, Texas.

   At June 30, 2001, there is no remaining restructuring accrual, as compared to the June 30, 2000 balance of approximately $653,000. The reduction in the restructuring accrual in fiscal 2001 resulted from cash payments for restructuring related items, the reversal of charges totaling $330,000 due to the re-evaluation of expected costs associated with certain leased assets and costs associated with stock warrants issued in terminating the Allen building lease.

   Benefits cost for terminated employees. Micrografx eliminated 74 positions and terminated approximately that number of employees on June 30, 2000. Micrografx provided these employees two months of health benefits, which began on June 30, 2000 and ended August 31, 2000. Micrografx accrued approximately $67,000 for these termination benefits based on the current cost of providing these benefits.

   Relocate the Allen workforce. Micrografx began the planning and preparation for the move into a new facility in 1998. At the time the planning began, Micrografx had more than 300 employees and expected to grow. At that time, Micrografx was renting a 60,000 square foot office space in Richardson, Texas. The facility that Micrografx designed to move into was approximately 90,000 square feet.

   As a result of the licensing of the personal creativity business and the slower-than-expected ramp of enterprise-related sales, management of Micrografx subsequently determined that some actions were necessary to reduce the ongoing operating expenses. In June 1999, Micrografx terminated approximately 38 positions and in September 1999, Micrografx terminated approximately ten more positions. Also, in the fourth quarter of fiscal 1999, Micrografx began curtailing its marketing efforts in order to lower operating costs.

   During the third quarter of fiscal 2000, management of Micrografx decided to begin acting on the excess capacity in the Allen, Texas facility (150 employees occupied a space designed for more than 300). Management discussed various alternatives such as concentrating the remaining employees in some parts of the building and subleasing the remaining parts. In the fourth quarter of fiscal 2000, management had specific discussions with local Dallas firms related to subleasing part of the facility. Due to the open design of the building and the common areas, Micrografx could not come to terms with any potential sublessees.

   While formulating the restructuring plan in June 2000, management of Micrografx decided that it was not feasible to continue leasing the Allen, Texas facility. In June, management met with Micrografx's real estate broker to discuss their options related to finding and moving into a smaller facility and the approach Micrografx should take in its discussions and negotiations with the landlord. In July 2000, management met with the landlord to discuss Micrografx's situation and restructuring plan and Micrografx signed a letter of intent to surrender the property under the lease of 90,000 square feet and execute a new lease for approximately 14,000 square feet with the same lessor. In conjunction with the lease agreement, Micrografx issued to Prentiss Properties warrants to purchase 100,000 shares of Micrografx common stock at $1.03 per share. On September 1, 2000, Micrografx moved into the Dallas, Texas facility.

   Due to the move, there were costs associated with some fixed assets to be disposed of, and costs related to the relocation of, corporate facilities. These costs were not incurred to generate revenues after the commitment date and were incremental costs that were incurred as a direct result of the restructuring plan. These costs were absent from Micrografx's operational costs prior to the commitment date. Accordingly, Micrografx accrued approximately $1.6 million for these relocation costs as follows (in thousands):

   Abandonment of leasehold improvements............................... $  615
   Write-down of building specific assets to disposal value............    395
   Liability for the early lease termination and subsequent asset
    disposal...........................................................    300
   Other move-related costs............................................    285
                                                                        ------
   Total............................................................... $1,595
                                                                        ======

   Write Down of Long-Lived Assets. In addition, some other factors discussed below have resulted in an impairment of some long-lived assets as of June 30, 2000. The impaired assets and the amount of the estimated impairment is specified below (in thousands):

   .  InterCAP acquisition-related long-term assets and intangibles       $7,119

   .  Capitalized software development costs and acquired product rights  $1,087

   In April 1999, Micrografx completed the acquisition of InterCAP Graphics Systems, Inc. Micrografx engaged KPMG Peat Marwick to assist it in determining the allocation of purchase price among the tangible and intangible assets of the acquired company. The final allocation was as follows (in thousands).

   Net Assets......................................................... $  (344)
   Workforce..........................................................     418
   Customer List......................................................     240
   Non-compete Agreement..............................................     281
   Current Technologies...............................................     898
   In-process R&D Expense.............................................   1,928
   Deferred Tax Liability.............................................    (616)
   Goodwill...........................................................   9,559
                                                                       -------
   Total.............................................................. $12,364
                                                                       =======

   During the fourth fiscal quarter, management of Micrografx identified some conditions including the lack of available growth capital and increased competition in the graphics software market as indicators of asset impairment. Accordingly, management prepared its evaluation of those assets and concluded that in some cases there was in fact an impairment of value. Based on an evaluation of these indicators, Micrografx determined that assets with a carrying value of $9.8 million were impaired and wrote them down by $7.1 million to their fair value. Fair value was based on estimated future cash flows to be generated by the InterCAP operations discounted at a market rate of interest. A description of the events resulting in the impairment follows.

   Lack of Available Capital. At the time of the InterCAP acquisition, Micrografx had total cash and liquid investments of approximately $20.0 million and expected to invest approximately $13.3 million on the InterCAP operations during fiscal 2000. Micrografx expected that with the addition of the InterCAP operations and through the growth of its other businesses it could continue investing for the long term pursuant to a plan it had initiated as early as 1996. However, due to the cash flow difficulties described below and in the "Liquidity and Capital Resources" section below, Micrografx was only able to spend approximately $4.1 million on the InterCAP operations during fiscal 2000.

   Micrografx engaged an investment banking firm in November 1999 and began preparing a private placement offering memorandum for Image2Web and had general discussions regarding additional funding for Micrografx. However, two factors complicated and delayed the release of the memorandum and related funding. The first delay resulted from a basic change in the business model for Image2Web (from a licensed base software company to an application service provider, or ASP, consulting and services model). The second resulted from the stock market correction in mid April 2000. Since the correction primarily related to re-valuation of Internet and other technology companies, Image2Web's financing prospects were negatively impacted.

   The ultimate completion of this financing was significant to Micrografx for three reasons: it would remove the continuing investment obligation in Image2Web from Micrografx; Micrografx believed that a part of its historical investment in either pre-existing software, or its prior investment in the operation of Image2Web, would be returned to it as either a license agreement or repayment of charges (between $1.5 million and $5.0 million); and it would provide needed growth capital for its InterCAP products. To date, no funding for Image2Web has occurred and there can be no assurances they will ever occur. This lack of available growth capital was determined by Micrografx to be one of its indicators of impairment.

   Additionally, the Intelligent Graphics Server, or iGS, which is a significant product component for Micrografx's technical graphics strategy, was originally scheduled for delivery in January 2000. However, due to delays partially caused by the less-than-expected investment, the product release was delayed.

   Increased Competition and Lower Customer Demand. Management of Micrografx believed at the time of the InterCAP acquisition that there were a limited number of companies with competitive ability in the technical graphics arena. Micrografx believed the market to be a sizeable niche with small competitors such as Itedo in Germany and Auto-Trol in the United States. With the recent focus on e-marketplaces and tools to support them, the market has expanded, as have the number and ability of competitors, some of which have significantly more resources and momentum than Micrografx in this market. Management of Micrografx believes that some competitor's products do not provide as much functionality as iGS. Because of the above-mentioned factors (lack of investment ability, delay in the release of iGS and increasing competition), Micrografx believes the market share and revenues it will be able to gain will be significantly less than expected. As a result, management has revised growth and operating expectations of the graphics products group and specifically the products and technologies acquired through InterCAP.

   Impairment of Capitalized Software Development Costs and Acquired Product Rights. Micrografx's restructuring plan includes dividing itself into three major business units. These business units have clearly defined business plans that encompass several key products. Micrografx has decided to abandon the development and marketing of several other products that do not fit into its new business unit structure. These products include iGrafx Business(TM), iGrafx Share, iGrafx Image and Shared Technologies. The following grid shows the products actively developed and marketed as enterprise products during fiscal year 2000 and the business unit to which they relate as of June 30, 2000:

   Product                  Business Unit
   -------                  -------------
   OnSwitch(TM)             Image2Web
   iGrafx Development       Enterprise Process Management (EPM)
   iGrafx Professional(TM)  EPM
   iGrafx Process(TM)       EPM
   FlowCharter(R)           EPM
   Optima(R)                EPM
   iGrafx IDEF0             EPM
   ActiveCGM(TM)            Technical Graphics (TG)
   iGrafx Designer(TM)      TG
   Graphics Suite(R)        Discontinued
   iGrafx Image             Discontinued
   iGrafx Business(TM)      Discontinued
   iGrafx Share             Discontinued
   Picture Publisher(R)     Discontinued
   Simply3D(R)              Discontinued
   Webtricity(TM)           Discontinued
   Shared Technologies*     Discontinued

* Shared Technologies contained various tools, such as filters, originally planned for use in the iGrafx Business(TM) and Share platforms. These tools were intended for general purpose desktop diagramming, a market which Micrografx is no longer actively pursuing.

   Micrografx recorded a loss of approximately $1.1 million in the fourth quarter of fiscal 2000 for the abandonment of these products.

 In-Process Research and Development Charge

   On April 16, 1999, Micrografx acquired InterCAP for approximately $12.4 million. The purchase price consisted of $3.9 million in cash at closing, issuance of a promissory note to Intergraph for $2.5 million payable with interest on August 31, 1999, issuance of a convertible subordinated debenture to Intergraph for $5.8 million due March 31, 2002 and approximately $213,000 in costs directly related to the transaction.

   In connection with the acquisition of InterCAP, Micrografx recorded a charge of $1.9 million for purchased in-process research and development, based on the appraised value of the related developmental projects. The in-process research and development had no alternative future use and did not otherwise qualify for capitalization. The income approach, which included an analysis of the markets, cash flows and risks associated with achieving the cash flows, was the primary technique utilized in valuing each purchased in-process research and development project.

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

   Significant assumptions used in determining the value of purchased in-process research and development for InterCAP included projected operating cash flows and the discount rate. Projected operating cash flows were expected to begin in early fiscal 2000. The discount rate selected for InterCAP's in-process technologies was 15%.

   At the time of the acquisition, InterCAP management estimated the remaining cost and time to complete the purchased in-process research and development projects was approximately $355,000 and 44 engineer-months. The term engineer-month refers to the average amount of research work expected to be performed by an engineer in a month. The projects were completed during fiscal 2001.

   The relative stage of completion and projected operating cash flows of the underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of the in-process research and development. Uncertainties regarding projected operating cash flows could give rise to unforeseen budget over-runs and/or revenue shortfalls in the event that Micrografx is unable to successfully commercialize the projects. Micrografx management is primarily responsible for estimating the value of the purchased in-process research and development in all acquisitions accounted for under the purchase method.

 Effect of Exchange Rates

   Exchange rates during fiscal 2000 had an unfavorable impact on net revenues reported by Micrografx. If exchange rates had not changed from their 1999 rates, Micrografx would have reported approximately $1.3 million more in net revenues and approximately $340,000, or $0.03 per diluted share, in net income in fiscal 2000. This increase resulted from the change in exchange rates of European currencies versus the United States dollar. Since European manufacturing costs and operating expenses are incurred in those local currencies, the relative translation impact of exchange rates on net income
(loss) is less than on revenues.

   Micrografx has historically entered into foreign exchange contracts to hedge against some exposure to changes in foreign currency exchange rates. This exposure results from foreign operations of Micrografx in countries including Germany, France, the United Kingdom, the Netherlands and Japan that are denominated in currencies other than the United States dollar. As of June 30, 2001, Micrografx had no foreign exchange contracts outstanding.

 Non-operating (Income) Expense

   Non-operating (income) expense includes interest income, interest expense and other (income) expense. Other (income) expense, net includes the gain or loss resulting from revaluation of receivables and payables denominated in foreign currency and gains or losses when receivables and payables denominated in foreign currency are settled.

   Interest income decreased from $1.0 million in fiscal 1999 to $65,000 in fiscal 2000 due to the decrease in cash on hand during fiscal 2000. Interest expense increased in fiscal 2000 as a result of the debt incurred in conjunction with the purchase of InterCAP and the receivable-backed financing agreement entered into on March 31, 2000.

 Income taxes

   Micrografx recognized a tax provision of approximately $454,000 in fiscal 2000 compared to approximately $3.1 million in fiscal 1999.

Quarterly Results of Operations

   The following table presents selected financial results for each of the last eight quarters through June 30, 2001 (in thousands, except per share data). These financial results are unaudited. In the opinion of Micrografx management, however, they have been prepared on the same basis as the audited financial information and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented when read in conjunction with the accompanying consolidated financial statements and notes thereto. The gross profit amounts for the quarters ended September 30, 1999 and December 31, 1999 have been adjusted from amounts disclosed in previously filed Form 10-Q's to conform to current year presentation for a change in classification of some expenses between cost of revenues and sales and marketing expenses. The reclassified amounts are not significant in either period.

                                                   Quarters Ended
                                          ------------------------------------
                                          9/30/00  12/31/00  3/31/01  6/30/01
                                          -------  --------  -------  --------
Net revenues............................  $ 6,839  $ 7,377   $ 8,392  $  7,563
Gross profit............................    5,136    5,902     7,030     6,148
Income (loss) from operations...........   (1,133)      95       843       143
Net income (loss).......................   (1,400)    (165)      118      (187)
Basic and diluted income (loss) per
 share..................................  $ (0.12) $ (0.02)  $  0.01  $  (0.02)
Shares used in computing income (loss)
 per share:
  Basic.................................   11,498   11,564    11,761    11,847
  Diluted...............................   11,498   11,564    11,794    11,847
                                                   Quarters Ended
                                          ------------------------------------
                                          9/30/99  12/31/99  3/31/00  6/30/00
                                          -------  --------  -------  --------
Net revenues............................  $ 8,522  $ 9,656   $ 9,932  $  8,163
Gross profit............................    6,276    7,124     7,691     5,978
Loss from operations....................   (4,508)  (2,396)   (1,523)  (12,589)
Net loss................................   (4,609)  (2,675)   (1,969)  (12,916)
Basic and diluted loss per share........  $ (0.41) $ (0.24)  $ (0.17) $  (1.13)
Shares used in computing loss per share:
  Basic and diluted.....................   11,324   11,358    11,436    11,476

Liquidity and Capital Resources

   At June 30, 2001, Micrografx's principal sources of liquidity consisted of cash and cash equivalents of approximately $1.7 million. For the fiscal year ended June 30, 2001, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of approximately $1.2 million, compared to cash usage of approximately $6.0 million for the fiscal year ended June 30, 2000. Cash used in operating activities improved 52% from $2.6 million for the fiscal year ended June 30, 2000 to $1.2 million for the fiscal year ended June 30, 2001. The net change in cash for the fiscal year ended June 30, 2001 also includes approximately $2.2 million of cash used in product development activities and approximately $2.4 million in proceeds from the issuance of notes payable and preferred stock.

   During fiscal year 2001, the primary negative factors in the operational cash usage were Micrografx's net loss of approximately $1.6 million and the increase in accounts receivable of approximately $2.6 million. A portion of the accounts receivable increase occurred in the fourth quarter of fiscal year 2001 because of a slow down in collections due to the impact of the current economic environment where customers are stretching out their accounts payable. Additionally, accounts receivable increased at the end of fiscal 2001 because of the continued shift in revenue to business customers from retail distribution. Business revenues have a lower return risk than retail distribution revenues and therefore require a lower returns reserve resulting in higher net accounts receivable.

   As a result of Micrografx's reduced liquidity, it has generally been unable to pay invoices received from vendors according to the agreed on terms. As of June 30, 2001, approximately $2.0 million in accounts payable were more than 90 days past due. Micrografx vendors have been cooperative in an effort to establish payment plans that will allow Micrografx to continue to operate in the short-term and pay off the outstanding balances as cash flow improves, but there are no assurances that vendors will remain cooperative.

   Micrografx has been successful in the following areas of its plan to reduce the rate of cash usage:

  . Quarterly cash operating expenses (operating costs before consideration of capitalized software development and amortization) have declined from approximately $9.2 million for the three months ended June 30, 2000 to approximately $6.3 million for the three months ended June 30, 2001. The

      33% decline resulted primarily from lower personnel costs due to the June 30, 2000 restructuring and from lower rent and related operating expenses due to the move of the corporate headquarters to smaller leased space.

   . Management had expected revenues to decline during the first fiscal quarter of 2001 and to stabilize for the remainder of the year. These expectations were met and management believes that revenues will remain at or near the current level for the near term.

   . Capital spending has been restricted in fiscal year 2001 to requirements for replacement only. Capital expenditures for fiscal 2001 were approximately $187,000, compared to approximately $1.4 million for fiscal 2000. Management does not expect a material change in the current level of capital spending for the near term.

   On March 31, 2000, Micrografx received a receivable financing line of credit whereby it can receive advances on a significant portion of its domestic receivables. Micrografx is able to receive advances for up to $3.0 million in value of invoices. This facility was renewed in May 2001 and will mature on March 2, 2002. Micrografx had approximately $643,000 and $767,000 outstanding under this facility at June 30, 2001 and June 30, 2000, respectively.

   On September 5, 2000, Micrografx issued approximately $1.7 million in Micrografx preferred stock to some institutional investors and other unaffiliated parties. This preferred stock is convertible into Micrografx common stock or, at the holders' option, up to one-half of the preferred stock may be converted into Image2Web common stock. In September 2001, Micrografx and the Series A preferred shareholders amended the terms of the Series A preferred stock whereby the preferred shareholders relinquished their rights to convert their preferred shares into Image2Web common stock. Micrografx and its preferred shareholders have agreed that immediately prior to the closing of the merger each share of preferred stock will be converted into 1.5 shares of Micrografx common stock. In the event that the merger does not close, the preferred stock reverts to its original terms.

   In January 2001, Micrografx received approximately $800,000 from the issuance of short-term convertible notes payable. The notes bear interest at 8% per annum with an original maturity date of April 30, 2001. On April 30, 2001, these notes were amended to extend the maturity date to May 31, 2001, and on May 31, 2001, the maturity date was extended until June 30, 2001. On June 27, 2001, Micrografx received an additional $139,850 from the issuance of an additional convertible note payable. Subsequent to year-end, Micrografx entered into an exchange agreement with the note holders, whereby immediately prior to the closing of the merger the notes will be converted into Micrografx common stock at a conversion rate of $1.00 per share for the principal balance plus accrued and unpaid interest.

   In connection with the April 16, 1999 acquisition of InterCAP, Micrografx issued a subordinated convertible debenture in the amount of $5.8 million to Intergraph Corporation. The debenture may be initially converted into 579,700 shares of Micrografx common stock. In July 1999, Micrografx registered 579,700 shares of Micrografx common stock to cover the agreement should either Intergraph or Micrografx elect to convert all or any part of the debenture into shares of Micrografx common stock. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement. The applicable interest rate for the convertible debenture is a 7% fixed rate to begin January 5, 2000 and increasing to 8% on January 4, 2001. Since Micrografx did not reset the conversion price on the reset date, November 30, 1999, the interest rates were raised by 200 basis points to 9% and 10%, respectively. The debenture matures on March 31, 2002. Interest expense is being provided for at an effective interest rate of 8%. The convertible debenture is secured by the capital stock of InterCAP. On May 31, 2001, Micrografx exercised their option to reset the conversion price. The conversion price was reset to $0.90 from $10.00.

   Corel has agreed to redeem the debenture held by Intergraph Corporation following the merger. In connection with the merger, Micrografx negotiated with Intergraph to reduce the principal amount of the debenture from $5.8 million to $3.8 million if the $3.8 million plus accrued interest is paid by October 31, 2001. Micrografx anticipates that the merger will close by October 31, 2001 and that Corel will fund the $3.8 million principal payment plus accrued interest. If the merger does not close, Micrografx could exercise its option to convert the debenture into Micrografx common stock. The maximum amount of the debenture that can be converted into Micrografx common stock within a 60-day period is $1.0 million. The reset conversion price of $0.90 equates to the issuance of 1,111,111 shares of Micrografx common stock for each $1.0 million of principal. Conversion of the entire principal amount of the $5.8 million debenture would result in the issuance of 6,441,111 shares of Micrografx common stock. However, because of the 60-day limitation, the maximum number of shares of Micrografx common stock that could be issued by the March 31, 2002 maturity date of the debenture is 3,333,333 if the conversion was started by October 31, 2001. The remaining principal amount after the issuance of 3,333,333 shares of Micrografx common stock would be $2.8 million, which would be due on March 31, 2002.

   Management of Micrografx is examining various financing methods to provide Micrografx with capital resources sufficient to meet its operating requirements. In light of Micrografx's capital resource constraints, which are anticipated to continue for some time, among other factors, the merger was determined to be the most prudent course of action for the benefit of Micrografx shareholders. On August 28, 2001, Corel extended to Micrografx a $2.5 million bridge loan that is secured by all of the assets and the stock of Image2Web. Micrografx also granted to Corel an option to purchase 80% of the stock of Image2Web for a purchase price equal to the amount of the loan owing from time to time and a right of first refusal to acquire the 20% balance of the outstanding Image2Web stock. In addition, in the event that Micrografx fails to timely repay the loan, Corel may exercise creditor rights against Micrografx. The loan matures on January 31, 2002 and bears interest at 8.0% per annum. The proceeds of the loan will be used to pay off the accounts receivable line of credit with Silicon Valley Bank of approximately $643,000 at June 30, 2001, to pay a portion of the approximately $2.0 million in past due accounts payable and to provide operating cash. Micrografx is currently negotiating with vendors to reduce the amount owed in exchange for paying them currently rather than the vendors waiting for Micrografx's cash flow position to improve.

   In the event that the merger fails to close, Micrografx will continue to pursue the potential sale of equity. Management also is evaluating other sources of capital, including the issuance of debt securities in one or more private transactions, the sale or spin-off of certain assets to third parties, and/or traditional bank lines secured by international accounts receivable. The failure of Micrografx to acquire additional external financing or the failure to close the Corel transaction could result in severe operational difficulties and shareholder dilution resulting from the conversion of the Intergraph debenture into Micrografx common stock. Such difficulties could result in a further reduction in workforce, a further reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. Micrografx believes it may be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate Micrografx in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

Capital Commitments

   As of June 30, 2001, Micrografx had no significant commitments for capital expenditures.

Other Matters

   The assets and liabilities of non-United States operations are translated into United States dollars at exchange rates in effect as of the respective balance sheet dates and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occurred. Unrealized translation gains and losses are included as an adjustment to shareholders' equity. Micrografx has mitigated a portion of its currency exposure through decentralized sales, marketing and administrative operations. When necessary, Micrografx may also hedge to prevent material exposure.

Euro Conversion

   Micrografx is addressing issues regarding the European Economic Monetary Union's single euro currency and is currently able to transact business using this currency. Micrografx intends to convert the appropriate European ledgers to the Euro after fiscal year ended June 30, 2001 and anticipates no material costs associated with this conversion.

Recent Accounting Pronouncements

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities," or SFAS 140. This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or SFAS 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires some disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Micrografx does not expect the adoption of SFAS 140 will have a material impact on its results of operations or financial position.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. Micrografx is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on July 1, 2002.

Cautionary Statement Regarding Forward-Looking Statements

   Statements in this report that are not purely historical facts, including statements about anticipated or expected future revenue and earnings growth and profitability, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"). All such forward-looking statements are based only upon information available to Micrografx on the date of this report. All such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described, including, but not limited to, the risk that neither Corel nor Micrografx can determine the exact total amount, the precise timing or the specific form of consideration that Micrografx shareholders will receive in the merger; the risk that availability of additional shares of Corel common stock on the consummation of the merger could depress the price of Corel common stock; the risk that, even though Corel is required to deposit cash at closing with the trustee to provide funds in the event cash is payable to the holders of Corel participation rights under the terms of the participation rights agreement, there can be no assurance that these funds will be adequate or available to fund cash payments to Micrografx shareholders on the first anniversary of the closing; the risk that neither Corel nor Micrografx can determine at this time whether the merger consideration that Micrografx shareholders will receive will be subject to United States taxation and the tax consequences with respect to the Corel participation rights, if any, received by Micrografx shareholders are uncertain; the risk that holders of the Corel participation rights will not be able to transfer or sell the Corel participation rights, nor will they have any rights as Corel common shareholders; the risk that the terms of Corel's bridge loan to Micrografx may adversely affect Micrografx; the risk that, due to the uncertainties raised by the merger, some customers of Corel and Micrografx could delay purchasing decisions or cease doing business with Corel and Micrografx altogether, which could adversely affect the business of the combined company; the risk that, as a result of the merger, Corel or Micrografx may become a competitor of some of their respective customers, which may adversely affect the combined company's business relationship with an affected customer or result in the termination of that business relationship; the risk that Corel faces different market risks from those faced by Micrografx and these risks may cause the value of the shares of Corel common stock to decline; the risk that the merger may stimulate competition and the companies may not be able to compete successfully; the risk that the integration of the Corel, Micrografx and SoftQuad Software, Ltd. businesses may be costly and the failure of Corel to successfully effect the integration may adversely affect Corel's business, results of operations and financial condition; the risk that the rights of Micrografx shareholders will differ from their rights as Corel securityholders which could provide less protection to the Micrografx shareholders following the merger; the risk that, if the merger is consummated, Micrografx shareholders will cease to own a direct interest in Micrografx and will be unable to directly benefit from any future growth of Micrografx; the risk that failure to complete the merger could adversely affect the business, results of operations and financial condition of Corel and Micrografx; the risk that if the merger agreement is terminated under any of a number of circumstances, Micrografx would incur substantial costs and may lose a valuable asset; the risk that the substantial expenses associated with the merger could adversely affect the financial results of Micrografx; the risk that Micrografx has experienced significant competition for its products which has reduced its sales and adversely affected its business, results of operations and financial condition; the risk that if Micrografx is unable to successfully implement its new business strategy, its business, results of operations and financial condition will be adversely affected; the risk that if Micrografx's management is unable to reduce Micrografx's expenses and increase revenues in the near future, then Micrografx may need to obtain financing from third parties, which may not be available or may be available only on terms not acceptable to Micrografx; the risk that new product introductions may adversely affect Micrografx's ability to sell its older products profitably; the risk that Micrografx's success depends on its ability to adapt to technological change in a timely manner; the risk that Micrografx's international operations are subject to a number of risks; the risk that Micrografx's quarterly operating results may fluctuate due to seasonality in demand for its products; the risk that Micrografx will continue to expend resources to upgrade some of its products even though the sales of upgrades generate lower profit margins; the risk that the Internet market is subject to rapid change and uncertainty; the risk that Micrografx has a history of losses, expects future losses and may not achieve or sustain annual profitability; the risk that Micrografx may not be able to generate sufficient working capital or obtain additional capital to fund its operations when needed.

   Further information about risks and uncertainties that could affect Micrografx's financial and other results is included in Micrografx's other documents filed with, or furnished to, the SEC, including the risk factors contained in Micrografx's prospectus/proxy statement. Micrografx undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

   The risk inherent in Micrografx's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The United States dollar is the functional currency for financial reporting. In this regard, Micrografx had previously used foreign forward exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on Micrografx's non-United States dollar net balance sheet exposures. Micrografx had none of those contracts as of June 30, 2001. Micrografx's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. Micrografx has a variable-rate debt instrument based on the prime rate representing approximately 8.7% of its total debt at June 30, 2001. If the prime interest rate increased by 10%, it would result in an immaterial annual change to Micrografx's pre-tax loss and cash flows.

Item 8.   Financial Statements and Supplementary Data


                                Micrografx, Inc.

                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                            June 30,  June 30,
                                                              2001      2000
                                                            --------  --------
                          Assets
Current assets:
  Cash and cash equivalents................................ $  1,690  $  2,843
  Accounts receivable, less allowances of $869 and $2,788..    6,549     3,926
  Inventories..............................................      430       458
  Other current assets.....................................      834     1,019
                                                            --------  --------
    Total current assets...................................    9,503     8,246
Property and equipment, net................................      879     1,570
Capitalized software development costs, net................    5,637     5,530
Acquired product rights, net...............................      954     1,612
Goodwill, net..............................................    1,378     1,749
Other assets...............................................      576       772
                                                            --------  --------
    Total assets........................................... $ 18,927  $ 19,479
                                                            ========  ========
           Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable......................................... $  3,327  $  3,606
  Accrued compensation and benefits........................    1,388     1,597
  Other accrued expenses...................................    2,557     3,503
  Deferred revenue.........................................    2,227     1,584
  Subordinated convertible debenture.......................    5,797       --
  Notes payable............................................      940       138
  Receivable facility......................................      643       767
  Income taxes payable.....................................      180       271
                                                            --------  --------
    Total current liabilities..............................   17,059    11,466
Long-term debt.............................................      --      5,797
Other non-current liabilities..............................      203       437
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000 shares
   authorized;
   1,120 and no shares issued..............................    1,449       --
  Common stock, $.01 par value, 20,000 shares authorized;
   13,302 and 12,263 shares issued.........................      133       123
  Additional capital.......................................   38,254    38,029
  Accumulated deficit......................................  (30,632)  (28,915)
  Accumulated other comprehensive loss.....................   (1,740)   (1,659)
  Less--treasury stock (766 shares), at cost...............   (5,799)   (5,799)
                                                            --------  --------
    Total shareholders' equity.............................    1,665     1,779
                                                            --------  --------
    Total liabilities and shareholders' equity............. $ 18,927  $ 19,479
                                                            ========  ========

                            See accompanying notes.

                                Micrografx, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                      Years Ended June 30,
                                                    --------------------------
                                                     2001      2000     1999
                                                    -------  --------  -------
Net revenues....................................... $30,171  $ 36,273  $56,962
Cost of revenues...................................   5,955     9,204   10,869
                                                    -------  --------  -------
    Gross profit...................................  24,216    27,069   46,093
Operating expenses:
  Sales and marketing..............................  15,998    23,462   32,702
  General and administrative.......................   4,408     7,310    6,637
  Research and development.........................   4,192     7,445    8,245
  Write down of long-lived assets..................     --      8,206      --
  Restructuring charges............................    (330)    1,662      --
  In-process research and development charge.......     --        --     1,928
                                                    -------  --------  -------
    Total operating expenses.......................  24,268    48,085   49,512
                                                    -------  --------  -------
Loss from operations...............................     (52)  (21,016)  (3,419)
Interest income....................................     (55)      (65)  (1,004)
Interest expense...................................     863       621      260
Other expense......................................     451       143       85
                                                    -------  --------  -------
    Total non operating expense (income)...........   1,259       699     (659)
                                                    -------  --------  -------
Loss before income taxes...........................  (1,311)  (21,715)  (2,760)
Income tax provision...............................     323       454    3,092
                                                    -------  --------  -------
Net loss...........................................  (1,634)  (22,169)  (5,852)
Preferred stock dividends..........................     (83)      --        --
                                                    -------  --------  -------
Net loss applicable to common shareholders......... $(1,717) $(22,169) $(5,852)
                                                    =======  ========  =======
Loss per share:
  Basic............................................ $ (0.15) $  (1.95) $ (0.53)
                                                    =======  ========  =======
  Diluted.......................................... $ (0.15) $  (1.95) $ (0.53)
                                                    =======  ========  =======



                            See accompanying notes.

                               Micrografx, Inc.

                Consolidated Statements of Shareholders' Equity
                                (In thousands)

                            Preferred                                       Accumulated
                              Stock     Common Stock                           Other
                          ------------- ------------- Additional Retained  Comprehensive Treasury
                          Shares Amount Shares Amount  Capital   Earnings      Loss       Stock     Total
                          ------ ------ ------ ------ ---------- --------  ------------- --------  --------
Balance, June 30, 1998..    --      --  11,474  $115   $33,770   $   (894)    $(1,537)   $(2,884)  $ 28,570
Common stock issued
 under stock option
 plan...................    --      --     509     5     3,082        --          --         --       3,087
Common stock issued
 under stock purchase
 plan...................    --      --     145     2       792        --          --         --         794
Treasury stock
 purchased..............    --      --     --    --        --         --          --      (4,066)    (4,066)
Restricted stock
 activity...............    --      --       3   --        (28)       --          --         --         (28)
Translation of foreign
 currency financial
 statements.............    --      --     --    --        --         --          (73)       --         (73)
Net loss................    --      --     --    --        --      (5,852)        --         --      (5,852)
                                                                                                   --------
Total comprehensive
 loss...................    --      --     --    --        --         --          --         --      (5,925)
                          -----  ------ ------  ----   -------   --------     -------    -------   --------
Balance, June 30, 1999..    --      --  12,131   122    37,616     (6,746)     (1,610)    (6,950)    22,432
Common stock issued
 under stock option
 plan...................    --      --      20   --        106        --          --         --         106
Common stock issued
 under stock purchase
 plan...................    --      --     112     1       446        --          --         --         447
Treasury stock issued
 related to purchase of
 AdvanEdge..............    --      --     --    --       (307)       --          --       1,207        900
Restricted stock plan
 activity...............    --      --     --    --          6        --          --         (56)       (50)
Options issued for
 services...............    --      --     --    --        162        --          --         --         162
Translation of foreign
 currency financial
 statements.............    --      --     --    --        --         --          (49)       --         (49)
Net loss................    --      --     --    --        --     (22,169)        --         --     (22,169)
                                                                                                   --------
Total comprehensive
 loss...................    --      --     --    --        --         --          --         --     (22,218)
                          -----  ------ ------  ----   -------   --------     -------    -------   --------
Balance, June 30, 2000..    --      --  12,263   123    38,029    (28,915)     (1,659)    (5,799)     1,779
Issuance of Preferred
 Stock, net of offering
 costs..................  1,120   1,449    --    --        --         --          --         --       1,449
Common stock issued
 under stock purchase
 plan...................    --      --     249     2       150        --          --         --         152
Restricted stock plan
 activity...............    --      --     790     8       (72)       --          --         --         (64)
Accrued dividends-
 Preferred..............    --      --     --    --        --         (83)        --         --         (83)
Options issued for
 services...............    --      --     --    --        147        --          --         --         147
Translation of foreign
 currency financial
 statements.............    --      --     --    --        --         --          (81)       --         (81)
Net loss................    --      --     --    --        --      (1,634)        --         --      (1,634)
                                                                                                   --------
Total comprehensive
 loss...................    --      --     --    --        --         --          --         --      (1,715)
                          -----  ------ ------  ----   -------   --------     -------    -------   --------
Balance, June 30, 2001..  1,120  $1,449 13,302  $133   $38,254   $(30,632)    $(1,740)   $(5,799)  $  1,665
                          =====  ====== ======  ====   =======   ========     =======    =======   ========

                            See accompanying notes.

                                Micrografx, Inc.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     Years Ended June 30,
                                                   ---------------------------
                                                    2001      2000      1999
                                                   -------  --------  --------
Cash flows from operating activities:
Net loss.......................................... $(1,634) $(22,169) $ (5,852)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Asset impairment charge.........................     --      8,206       --
  Restructuring charge............................    (704)    1,662       --
  Depreciation and amortization...................   4,034     7,152     7,121
  In-process research and development charge......     --        --      1,928
  Deferred income taxes and other.................     (59)      118     2,383
  Deferred compensation...........................    (295)        6       (28)
  Changes in operating assets and liabilities, net
   of effects of purchase of InterCAP:
    Deferred revenue..............................     643       (67)  (11,297)
    Accounts receivable...........................  (2,623)    2,553     6,989
    Inventories...................................      28       113       410
    Other current assets..........................     (74)      417       (28)
    Payables and accruals.........................    (710)     (411)   (4,762)
    Income taxes payable..........................     168      (133)       64
                                                   -------  --------  --------
      Total adjustments...........................     408    19,616     2,780
                                                   -------  --------  --------
      Net cash used in operating activities.......  (1,226)   (2,553)   (3,072)
                                                   -------  --------  --------
Cash flows from investing activities:
  Proceeds from maturities of short-term
   investments....................................     --      3,440     6,283
  Purchases of short-term investments.............     --     (1,039)   (7,100)
  Payment for purchase of acquisitions, net of
   cash acquired..................................     --        --     (3,720)
  Capitalization of software development costs and
   purchases of acquired product rights...........  (2,168)   (3,214)   (7,998)
  Payments for purchases of property and
   equipment, net.................................    (187)   (1,406)   (1,674)
                                                   -------  --------  --------
      Net cash used in investing activities.......  (2,355)   (2,219)  (14,209)
                                                   -------  --------  --------
Cash flows from financing activities:
  Proceeds from employee stock programs...........     382       678     3,881
  Proceeds from preferred stock issue, net of
   offering costs.................................   1,449       --        --
  Treasury stock acquired.........................     --        --     (4,066)
  Issuance of notes payable.......................     940       --        --
  Payments of notes payable.......................    (138)   (2,600)     (125)
  (Payments) proceeds from receivable facility,
   net............................................    (124)      767       --
                                                   -------  --------  --------
      Net cash provided by (used in) financing
       activities.................................   2,509    (1,155)     (310)
                                                   -------  --------  --------
Effect of exchange rates on cash and cash
 equivalents......................................     (81)      (49)      (73)
Net decrease in cash and cash equivalents.........  (1,153)   (5,976)  (17,664)
Cash and cash equivalents, beginning of year......   2,843     8,819    26,483
                                                   -------  --------  --------
Cash and cash equivalents, end of year............ $ 1,690  $  2,843  $  8,819
                                                   =======  ========  ========
Supplemental Cash Flow Information
  Cash paid for --
    Interest...................................... $   543  $    621  $    133
    Income taxes.................................. $   424  $    760  $    388

                            See accompanying notes.

                                MICROGRAFX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

1. Summary of Significant Accounting Policies

The Company

   Micrografx, Inc. ("Micrografx" or the "Company") was founded in 1982 and incorporated in 1984 in the state of Texas. Micrografx develops and markets graphics software for business use in two target categories: enterprise process management, and graphics products.

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

Inventories

   Inventories are stated at the lower of cost or market using a weighted-average method. Finished goods inventories include costs of material, labor and overhead. Major classes of inventory include the following (in thousands):

                                                                       June 30,
                                                                       ---------
                                                                       2001 2000
                                                                       ---- ----
     Raw materials.................................................... $334 $362
     Finished goods...................................................   96   96
                                                                       ---- ----
                                                                       $430 $458
                                                                       ==== ====

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

                                MICROGRAFX, INC.

Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs and acquired product rights are amortized on a straight-line basis. With the change in strategy to a business software provider, the Company now estimates the economic life of the business software to be approximately 48 months. The longer economic life was implemented with the release of iGrafx Professional, iGrafx Process, and iGrafx Designer. No adjustments were made to the amortization rate of any previously released software, which had lives ranging from 12 to 18 months. Amortization of capitalized software development costs is included in cost of revenues. The Company begins amortization when the products are available for general release to customers. All other research and development expenditures are charged to research and development expense in the period incurred.

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

   In fiscal year 2001, the net foreign currency exchange loss was approximately $417,000, compared to an exchange loss of $117,000 in fiscal year 2000 and an exchange gain of $19,000 in fiscal year 1999.

Foreign Forward Exchange Contracts

   The Company has historically entered into forward foreign exchange contracts to hedge existing or projected exposure to changing foreign exchange rates. This exposure results from the Company's foreign operations in countries including Germany, France, the United Kingdom, the Netherlands, and Japan that are denominated in currencies other than the U.S. dollar. These forward contracts are not held for trading purposes.

   These contracts generally have maturities of 180 days or less and contain an element of risk that the counterparty may be unable to meet the terms of the contracts. However, the Company minimizes such risk by limiting the counterparty to major financial institutions. Management believes the risk of incurring such losses is remote, and any losses therefrom would be immaterial.

   Gains and losses associated with these forward contracts are recognized in other (income) expense. During fiscal 2001, the Company recognized no gain or loss associated with forward contracts. During fiscal 2000, the Company recognized approximately $11,000 in gains associated with forward contracts. During fiscal 1999, the Company recognized approximately $58,000 in losses associated with forward contracts. At June 30, 2001, the Company had no forward contracts outstanding.

Revenue Recognition

   The Company analyzes revenue sales to customers based upon the following:

  . Business products sold to distributors and resellers are recognized when product is shipped because the end-user is identified and the likelihood of the product being returned is unlikely. These products are usually in the form of licenses versus packaged products.

  . Packaged product sales to distributors and resellers are recognized when related products are sold through to the end user; however, adjustments are made for expected returns based on historical product returns.

                                MICROGRAFX, INC.

  . Maintenance and subscription revenue is recognized ratably over the contract period. Revenue from products licensed to original equipment manufacturers ("OEMs") is recorded when OEMs ship licensed products while revenue from multi-user licenses is recorded when the software has been delivered.

   In connection with the sale of certain products, the Company provides free telephone support service to customers. The Company does not defer the recognition of any revenue associated with the sale of these products, since the cost of providing this free support is insignificant, the support is provided within one year after the associated revenue is recognized (the vast majority of the support actually occurs within three months) and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment. Provisions are recorded for returns and bad debts based on historical experience.

   The Company periodically offers rebates to distributors, the amounts of which are primarily based on sales volume and are accrued as reductions in revenue and in a contra-receivable account. The Company provided for rebates of approximately $263,000, $940,000, and $1,180,000, in fiscal 2001, 2000, and
1999, respectively. The Company also offers distributors and resellers co-op advertising funds, generally 2-10 percent of amounts invoiced, that are used to promote the Company's products. These funds are generally in the form of credits against outstanding invoices and are included in sales and marketing expense during the period in which the related revenue is recognized. The Company did not provide a material amount for co-op funds in fiscal 2001 but provided for co-op funds of $155,000, and $1,251,000, in fiscal 2000, and 1999, respectively.

Advertising Costs

   Advertising costs are expensed as incurred. Advertising expense was $709,000, $1,624,000, and $4,929,000, in fiscal 2001, 2000, and 1999, respectively.

Stock-Based Compensation

   The Company grants stock options through employee stock option plans and a restricted stock plan. Options are granted for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant for all plans, excluding the restricted stock plan. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," because the alternative fair value accounting method provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation," requires the use of valuation models that were not developed for use in valuing employee stock options. Accordingly, the Company does not recognize compensation expense for these stock option grants, as the exercise price is equal to the fair value of the Company's common stock on the date of grant. Restricted stock shares under the restricted stock option plan are granted at $0.01 par value and compensation expense, equal to the intrinsic value on the date of grant, is recognized over the vesting period.

                                MICROGRAFX, INC.

Loss Per Share

   Loss per share for all periods presented is based on the weighted average basic and dilutive equivalent shares outstanding using the treasury stock method. Amounts are shown in thousands except for per share data.

                                                      Years Ended June 30,
                                                    --------------------------
                                                     2001      2000     1999
                                                    -------  --------  -------
   Numerator:
   Net loss applicable to common shareholders...... $(1,717) $(22,169) $(5,852)
   Denominator:
     Denominator for basic earnings per share--
      weighted average shares......................  11,651    11,390   11,119
     Effect of dilutive employee stock options.....     --        --       --
                                                    -------  --------  -------
     Denominator for diluted earnings per share--
      adjusted weighted average shares and assumed
      conversions..................................  11,651    11,390   11,119
                                                    =======  ========  =======
     Basic loss per share.......................... $ (0.15) $  (1.95) $ (0.53)
                                                    =======  ========  =======
     Diluted loss per share........................ $ (0.15) $  (1.95) $ (0.53)
                                                    =======  ========  =======

   Options to purchase 3,600,259, 3,042,262 and 2,746,898 shares of Common Stock were excluded from the diluted loss per share calculation because they were anti-dilutive for fiscal years ended 2001, 2000 and 1999, respectively. These options included all options outstanding for each fiscal year presented as well as 579,700 shares related to the subordinated convertible debentures issued in connection with InterCAP acquisition.

Reclassifications

   Certain previously reported amounts have been reclassified to conform with current year presentation.

2. Corel Acquisition, Liquidity and Capital Resources

   On July 16, 2001, the Company signed a definitive agreement with Corel Corporation ("Corel") whereby Corel will acquire Micrografx. The transaction will be accounted for as a purchase and is subject to regulatory approval, as well as approval by the Company's shareholders. The purchase price will be equivalent to one times the Company's 2001 annual revenues, subject to certain adjustments, or approximately $32.0 million. The transaction is expected to close in October 2001, assuming shareholder approval and regulatory approval. On August 28, 2001, Corel extended to Micrografx a $2.5 million bridge loan that is secured by the stock and assets of Image2Web, Inc. ("Image2Web"). Image2Web is a wholly-owned subsidiary of Micrografx. Micrografx also granted to Corel an option to purchase 80% of the stock of Image2Web for a purchase price equal to the amount of the loan owing from time to time, and a right of first refusal to acquire the 20% balance of the outstanding Image2Web stock. The bridge loan is non-amortizing and matures on January 31, 2002. Interest on the loan accrues at a rate of 8.0% per annum and is payable quarterly, in arrears, in the event the merger agreement is terminated and at maturity. The proceeds of the loan will be used to pay off the accounts receivable line of credit with Silicon Valley Bank of approximately $643,000 at June 30, 2001, to pay a portion of the approximately $2.0 million in past due accounts payable at June 30, 2001 and to provide operating cash.

   Management is examining various financing methods that would ensure that the capital resources of Micrografx are sufficient to meet its requirements. In light of Micrografx's capital resource constraints, which are anticipated to continue for some time, and other factors, the sale of Micrografx to Corel was determined to be the most prudent course of action for the benefit of the shareholders.

   In the event that the transaction with Corel fails to close, Micrografx will continue to pursue the potential sale of equity. Management is also evaluating other sources of capital including the issuance of debt securities

                                MICROGRAFX, INC.

in one or more private transactions, the sale or spin-off of certain assets to third parties, and/or traditional bank lines secured by international accounts receivable. The failure to close the Corel transaction or the failure of Micrografx to acquire additional external financing could result in severe operational difficulties and shareholder dilution resulting from the conversion of the Intergraph debenture (see below) to common stock. Such difficulties could result in a further reduction in workforce, a further reduction in the scope of operations, or ultimately in a forced reorganization or bankruptcy. Micrografx believes it should be successful in obtaining the necessary revenue levels and/or additional funding necessary to operate Micrografx in the near term, however, there can be no assurance that under its current conditions, external funds will be available or, if available, will not potentially dilute shareholders' interests or returns.

   At June 30, 2001, Micrografx's principal sources of liquidity consisted of cash and cash equivalents of approximately $1.7 million. For the fiscal year ended June 30, 2001, cash used in operating, investing and financing activities resulted in a net decrease in cash and cash equivalents of approximately $1.2 million, compared to cash usage of approximately $6.0 million for the fiscal year ended June 30, 2000. Cash used in operating activities improved 52% from $2.6 million for the fiscal year ended June 30, 2000 to $1.2 million for the fiscal year ended June 30, 2001. The net change in cash for the fiscal year ended June 30, 2001 also includes approximately $2.2 million of cash used in product development activities and approximately $2.4 million in proceeds from the issuance of notes payable and Series A Preferred Stock.

   During fiscal year 2001, the principal negative factors in the operational cash usage were Micrografx's net loss of approximately $1.6 million and the increase in accounts receivable of approximately $2.6 million. A portion of the accounts receivable increase occurred in the fourth quarter of fiscal year 2001 because of a slow down in collections due to the impact of the current economic environment where customers are stretching out their accounts payable. Additionally, accounts receivable increased at the end of fiscal 2001 because of the continued shift in revenue to business customers from retail distribution. Business revenues have a lower return risk than retail distribution revenues and therefore require a lower returns reserve resulting in a higher net accounts receivable.

   As a result of Micrografx's reduced liquidity, the Company has generally been unable to pay invoices received from vendors according to the agreed upon terms. As of June 30, 2001, approximately $2.0 million in accounts payable were more than 90 days past due. Micrografx vendors have been cooperative in an effort to establish payment plans that will allow Micrografx to continue to operate in the short-term and pay off the outstanding balances as cash flow improves, but there are no assurances that vendors will remain cooperative.

   Micrografx has been successful in the following areas of its plan to reduce the rate of cash usage:

  . Quarterly cash operating expenses (operating costs before consideration of capitalized software development and amortization) have declined from approximately $9.2 million for the three months ended June 30, 2000 to approximately $6.3 million for the three months ended June 30, 2001. The 33% decline resulted primarily from lower personnel costs due to the June 30, 2000 restructuring and from lower rent and related operating expenses due to the move of the corporate headquarters to smaller leased space.

  . Management had expected revenues to decline during the first fiscal quarter of 2001 and to stabilize for the remainder of the year. These expectations were met and management believes that revenues will remain at or near the current level for the near term.

  . Capital spending has been restricted in fiscal year 2001 to requirements for replacement only. Capital expenditures for fiscal 2001 were approximately $187,000, compared to approximately $1.4 million for fiscal 2000. Management does not expect a material change in the current level of capital spending for the near term.

                                MICROGRAFX, INC.

   On March 31, 2000, Micrografx received a receivable financing line of credit whereby it can receive advances on a significant portion of its domestic receivables. Micrografx is able to receive advances for up to $3 million in value of invoices. This facility was renewed in May 2001 and will mature on March 2, 2002. Micrografx had approximately $643,000 and $767,000 outstanding under this facility at June 30, 2001 and June 30, 2000, respectively.

   On September 5, 2000, Micrografx issued approximately $1.7 million in Micrografx Series A preferred stock to certain institutional investors and other unaffiliated parties receiving approximately $1.4 million after offering costs. This preferred stock is convertible into Micrografx common stock. or, at the holders' option, up to one-half of the preferred stock may be converted into Image2Web common stock. In September 2001, Micrografx and the Series A preferred shareholders amended the terms of the Series A preferred stock whereby the preferred shareholders relinquished their rights to convert their preferred shares into Image2Web common stock. Image2Web, Inc. ("Image2Web") is a wholly-owned subsidiary of Micrografx. In connection with the Corel transaction, the Series A Preferred Stock will convert into common stock of the Company (see Note 10).

   In January 2001, Micrografx received approximately $800,000 from the issuance of short-term convertible notes payable. The notes bear interest at 8% per annum, with an original maturity date of April 30, 2001 (see Note 8). On April 30, 2001, these notes were amended to extend the maturity date to May 31, 2001, and on May 31, 2001, the maturity date was extended until June 30, 2001. On June 27, 2001, Micrografx received an additional $139,850 from the issuance of an additional convertible note payable. Subsequent to year-end, Micrografx entered into an exchange agreement with the note holders, whereby immediately prior to the closing of the Corel transaction the notes will be converted into Micrografx common stock at a conversion rate of $1.00 per share for the principal balance plus accrued and unpaid interest. If the Corel transaction does not close, the notes will revert to their original rights (see Note 8).

   In connection with the April 16, 1999 acquisition of InterCAP, Micrografx issued a subordinated convertible debenture in the amount of $5.8 million to Intergraph Corporation. The debenture was initially convertible into 579,700 shares of Micrografx common stock. In July 1999, the Company registered
579,700 shares to cover the agreement should either Intergraph or the Company elect to convert all or any part of the debenture into shares of common stock of the Company. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement. As described in the debenture, the applicable interest rate for the convertible debenture is a 7 percent fixed rate to begin January 5, 2000 and increasing to 8 percent on January 4, 2001. Since the Company did not reset the conversion price on the reset date, November 30, 1999, the interest rates were raised by 200 basis points to 9 and 10 percent respectively. The debenture matures on March 31, 2002. Interest expense is being provided for at an effective interest rate of 8 percent. The convertible debenture is secured by the capital stock of InterCAP. On May 31, 2001, Micrografx exercised their option to reset the conversion price. The conversion price was reset to $0.90 from $10.00.

   In connection with the proposed acquisition of Micrografx by Corel, Micrografx negotiated with Intergraph to reduce the principal amount of the debenture from $5.8 million to $3.8 million if the $3.8 million plus accrued interest are paid by September 30, 2001 (See Note 8). Micrografx anticipates that the Corel transaction will close by September 30, 2001 and that Corel will fund the $3.8 million principal payment plus accrued interest. If the acquisition of Micrografx by Corel does not close, Micrografx could exercise its option to convert the debenture into common stock. The maximum amount of the debenture that can be converted into common stock within a 60-day period is $1.0 million. The reset conversion price of $0.90 equates to the issuance of 1,111,111 shares of common stock for each $1.0 million of principle. Conversion of all of the $5.8 million debenture would result in the issuance of 6,441,111 shares of common stock. However, because of the 60-day limitation, the maximum number of shares that could be issued by the March 31, 2002 maturity date

                                MICROGRAFX, INC.

of the debenture is 3,333,333 if the conversion was started by October 31, 2001. The remaining principal amount after the issuance of the 3,333,333 shares of common stock would be $2.8 million, which would be due on March 31, 2002.

   Micrografx is currently negotiating with vendors to reduce the amount owed in exchange for paying them currently rather than the vendors waiting until Micrografx's cash flow position improves.

3. Restructuring and Impairment Charge

   In the fourth quarter of fiscal 2000, the Company recorded charges for restructuring and asset writedowns of approximately $9.9 million. The restructuring initiatives involved the Company's elimination of 74 employee positions, the relocation of the Allen, Texas workforce from the existing corporate headquarters to a smaller facility, the decision to abandon the development and marketing of certain products and the writedown of certain long-lived assets, including goodwill. At June 30, 2001, there is no remaining restructuring accrual, as compared to the June 30, 2000 balance of approximately $653,000. The reduction in the restructuring accrual during fiscal 2001 resulted from cash payments for restructuring related items, the reversal of charges totaling $330,000 due to the re-evaluation of expected costs associated with certain leased assets and costs associated with stock warrants issued in terminating the Allen building lease.

4. Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. All short-term investments historically have had maturities within one year of the balance sheet date. The Company had no short term investments at fiscal year end 2000 or 2001. Cash and cash equivalents consist of the following (in thousands):

                                                                    June 30,
                                                                   2001   2000
                                                                  ------ ------
  Cash and cash equivalents:
    Cash......................................................... $1,257 $2,463
    Money market funds...........................................    433    380
                                                                  ------ ------
  Total cash and cash equivalents................................ $1,690 $2,843
                                                                  ====== ======

   The appropriate classification of securities is determined at the time of purchase and reevaluated as of each balance sheet date. The Company has classified its cash equivalents and short-term investments as available-for-sale. The available-for-sale securities are carried at cost that approximates fair value. Gross realized and unrealized gains and losses for these securities were not material at June 30, 2001, or 2000. The fair value of securities is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. Gross sales proceeds from available-for-sale securities were $13,639,000, $34,256,000, and $228,957,000, in fiscal 2001, 2000, and 1999, respectively.
The cost of available-for-sale securities sold is based on the specific identification method.

5. Accounts Receivable

   Accounts receivable consists of the following (in thousands):

                                                                   June 30,
                                                                 2001    2000
                                                                ------  -------
  Trade Receivables............................................ $7,418  $ 6,714
  Allowances...................................................   (869)  (2,788)
                                                                ------  -------
  Accounts receivable, net..................................... $6,549  $ 3,926
                                                                ======  =======

                                MICROGRAFX, INC.

   Allowances consist of reserves for returns, reserves for bad debt and accruals for co-op and incentive programs. At June 30, 2001 and 2000, approximately 47 percent and 53 percent, respectively, of trade receivables represented amounts due from 10 customers. At June 30, 2001, the Company had one customer with a receivable balance of 17 percent of trade receivables. At June 30, 2000, the Company had one customer with a receivable balance of 23 percent of trade receivables. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, credit insurance policies, reasonably short collection terms and the geographical diversification of revenues. The Company does not require collateral from its customers.

   The Company distributes its products domestically through independent, non-exclusive distributors, authorized resellers, and its corporate sales representatives located throughout the United States. The Company distributes its products internationally through independent, non-exclusive distributors located primarily in Western Europe and Japan. In fiscal 2001 and fiscal 2000, one customer's sales accounted for 13 and 15 percent of net revenues, respectively. In fiscal 1999, the Company had one customer whose sales accounted for 12 percent of net revenues.

6. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                 June 30,
                                                               2001      2000
                                                             --------  --------
  Computers and equipment................................... $ 12,395  $ 12,630
  Furniture and fixtures....................................      387       387
  Leasehold improvements....................................      607       615
                                                             --------  --------
                                                               13,389    13,632
  Less--accumulated depreciation and amortization...........  (12,510)  (12,062)
                                                             --------  --------
  Property and equipment, net............................... $    879  $  1,570
                                                             ========  ========

7. Capitalized Software Development Costs and Acquired Product Rights

   Capitalized software development costs and acquired product rights consist of the following (in thousands):

                                                                  June 30,
                                                                2001     2000
                                                               -------  -------
  Capitalized software development costs...................... $ 8,814  $ 6,847
  Less--accumulated amortization..............................  (3,177)  (1,317)
                                                               -------  -------
  Capitalized software development costs, net................. $ 5,637  $ 5,530
                                                               =======  =======
  Acquired product rights..................................... $ 2,019  $ 3,661
  Less--accumulated amortization..............................  (1,065)  (2,049)
                                                               -------  -------
  Acquired product rights, net................................ $   954  $ 1,612
                                                               =======  =======

   During the fiscal years ended June 30, 2001, 2000, and 1999, the Company capitalized approximately $2.2 million, $3.2 million, and $8.0 million respectively, of software development costs and acquired product rights. Amounts amortized and charged to cost of revenues for capitalized software development costs and acquired product rights during the fiscal years ended June 30, 2001, 2000, and 1999, were approximately

                                MICROGRAFX, INC.

$2.7 million, $4.6 million, and $5.0 million, respectively. Additionally, the Company wrote down capitalized software development costs and acquired product rights to net realizable value by approximately $32,000, $1.2 million, and $444,000, in fiscal 2001, 2000, and 1999, respectively.

8. Debt

   The Company's debt consists of the following (in thousands):

                                                                  2001   2000
                                                                 ------ ------
     Long-term debt consists of:
     Subordinated convertible debenture issued in connection
      with acquisition of InterCAP.............................. $  --   5,797
     Short-term debt consists of:
     Subordinated convertible debenture issued in connection
      with acquisition of InterCAP                                5,797    --
     Notes payable issued to institutional investors............    940    --
     Note payable issued for lease obligations..................    --     138
     Receivable facility, net of discount of $93 in fiscal
      2000......................................................    643    767
                                                                 ------ ------
     Total debt................................................. $7,380 $6,702
                                                                 ====== ======

   In January and June 2001, the Company received approximately $800,000 and $140,000, respectively, from the issuance of short-term convertible notes payable. The notes, which bear interest at 8% per annum, are classified as current liabilities. The notes issued in January had an original maturity date of April 30, 2001 but the notes were amended to extend the maturity date to June 30, 2001. The note issued in June has a maturity date of August 31, 2001. Since the $800,000 of notes payable were due on June 30, 2001, and remained outstanding, the Company is currently in default with those notes; however, the Company and the note holders have agreed that immediately prior to the closing of the Corel acquisition, the notes will be converted into Micrografx common stock at a conversion rate of $1.00 per share for the principal balance plus accrued and unpaid interest. Additionally, on the conversion the noteholders will receive warrants to purchase 80,000 shares of common stock with an exercise price of $0.50 per share. If the Corel transaction does not close, the notes revert to their original rights.

   The subordinated convertible debenture issued for the InterCAP acquisition may be initially converted into 579,700 shares of Micrografx common stock. In July 1999, the Company registered 579,700 shares to cover the agreement should either Intergraph or the Company elect to convert all or any part of the debenture into shares of common stock of the Company. The actual number of shares and the timing of the conversion are both subject to terms and conditions as outlined in the convertible debenture agreement. As described in the Subordinated Convertible Debenture dated April 16, 1999 between Micrografx, Inc. and Intergraph Corporation, the applicable interest rate for the convertible debenture is a 7% fixed rate to begin January 5, 2000 and increasing to 8% on January 4, 2001. Since the Company did not reset the conversion price on the reset date, November 30, 1999, the interest rates were raised by 200 basis points to 9% and 10% respectively. On May 31, 2001, the Company exercised its option to reset the conversion price. The conversion price was reset to $0.90 from $10.00. The debenture matures on March 31, 2002. Interest expense is being provided for at an effective interest rate of 8%. The note payable and the convertible debenture are both secured by the capital stock of InterCAP. As previously discussed in Note 2, if the Corel transaction can be closed before September 30, 2001, Intergraph has agreed to accept $3.8 million plus accrued interest in settlement for the entire amount due.

   The Company entered into a $3.0 million receivable-backed financing agreement with Silicon Valley Bank ("SVB") on March 31, 2000. SVB will advance to the Company 80% of the value of non-distributor domestic invoices and 40% of distributor invoices and the facility bears interest at prime plus 3.0% of the gross value of

                                MICROGRAFX, INC.

the invoices financed. SVB also charges a fee of 0.375% of the gross value of the invoices. The Company agreed to issue to SVB warrants to purchase 25,000 shares of the Company's Common Stock at $7.00 per share. These warrants have a 7-year life. The fair value of the warrants of approximately $125,000 was recognized as additional interest expense in fiscal years 2000 and 2001. This facility was renewed in May 2001 and matures on March 20, 2002. The Company intends to pay off this facility with the proceeds from the Corel bridge loan. (See Note 2)

9. Income Taxes

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

   Components of the provision for income taxes are as follows (in thousands):

                                                        Years Ended June 30,
                                                        ----------------------
                                                        2001    2000     1999
                                                        -----  -------  ------
     Current:
       Federal......................................... $ --   $   --   $  (51)
       Foreign.........................................   323      454     366
                                                        -----  -------  ------
     Total current provision...........................   323      454     315
     Deferred provision................................   --       --    2,777
                                                        -----  -------  ------
     Total income tax provision........................ $ 323  $   454  $3,092
                                                        =====  =======  ======

   The provision for income taxes is reconciled with the federal statutory rate as follows (in thousands):

                                                        Years Ended June 30,
                                                        ----------------------
                                                        2001    2000     1999
                                                        -----  -------  ------
     Benefit computed at federal statutory rate........ $(446) $(7,383) $ (945)
     Nondeductible expenses............................   466    2,951      73
     In-process research and development...............   --       --      656
     Unbenefited foreign losses........................   --       --    1,439
     Foreign taxes not benefited.......................   316      454     883
     Change in valuation allowance.....................   (13)   4,432   1,037
     Other.............................................   --       --      (51)
                                                        -----  -------  ------
     Tax provision..................................... $ 323  $   454  $3,092
                                                        =====  =======  ======

                                MICROGRAFX, INC.

   Components of the net deferred income tax assets (liabilities) are as follows (in thousands):

                                                                June 30,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
     Deferred Tax Assets
       Tax credit carryforwards............................. $ 2,602  $ 2,602
       Net operating loss carryforwards.....................   7,824    6,967
       Depreciation.........................................     --       260
       Reserves and other accrued expenses not currently
        deductible for tax purposes.........................   1,196    1,943
       Undistributed earnings in foreign subsidiaries.......     --        --
       Other................................................      23       43
                                                             -------  -------
         Total deferred tax assets..........................  11,645   11,815
     Deferred Tax Liabilities
       Depreciation.........................................    (104)     --
       Capitalized software development costs currently
        deductible for tax purposes.........................  (1,966)  (2,227)
       Undistributed earnings in foreign subsidiaries.......    (641)    (641)
       Other................................................    (201)    (201)
                                                             -------  -------
         Total deferred tax liabilities.....................  (2,912)  (3,069)
     Total net deferred tax assets..........................   8,733    8,746
     Valuation allowance....................................  (8,733)  (8,746)
                                                             -------  -------
     Deferred tax assets, net of valuation allowance........ $   --   $   --
                                                             =======  =======

   At June 30, 2001, the Company has research and development tax credit carryforwards of $1.9 million for federal tax purposes, which expire between 2004 and 2014, and the Company has foreign tax credit carryforwards of $400,000, which expire between 2003 and 2004. In addition, the Company has alternative minimum tax credit carryforwards of $300,000 that may be carried forward indefinitely as a credit against the Company's current tax liability. The Company also has net operating loss carryforwards of $23.0 million for federal tax purposes that expire between 2009 and 2021. The annual utilization of these carryforwards will be limited.

   Pursuant to the requirements of SFAS 109, a valuation allowance must be provided when it is more likely than not that deferred tax assets will not be realized. Based on the fact that the Company has a cumulative net operating loss for the prior three years and there are no prior tax payments that could be refunded, it is management's belief that the realization of the net deferred tax assets in the near term is remote. The impact on the current year provision is a charge for foreign taxes not benefited of $316,000.

10. Shareholders' Equity

Preferred Stock

   At June 30, 2001, 1,120,000 shares of the Company's 10,000,000 authorized shares of Preferred Stock are outstanding. The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. At August 30, 2000, the Company designated 4,000,000 shares as Series A Convertible

                                MICROGRAFX, INC.

Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share. The Series A Preferred Stock is convertible into Micrografx Common Stock at a price that is initially equal to the purchase price. Any Series A Preferred Shareholders may elect to convert up to 50% of its shares of Series A Preferred Stock into shares of Image2Web Common Stock owned by the Company. The preferred stock is redeemable upon a change of control, as defined, if approved by the Company's Board of Directors. Dividends accrue at 9% per year. On September 5, 2000, the Company received approximately $1.4 million from the issuance of 1,120,000 shares of Series A Preferred Stock, net of $231,000 in offering costs. The purchasers of the Series A Preferred Stock consisted of certain institutional investors and other unaffiliated parties. The holders of the Series A Preferred Stock have the right to appoint two members to the Company's Board of Directors. Two of the five current members of the Board of Directors are appointees of the Series A Preferred holders. In August 2001, the Company and the holders of the preferred stock amended the terms of Preferred Stock whereby each outstanding share of preferred stock will be converted into
1.5 shares of common stock. In the event that the Corel transaction does not close, the preferred stock reverts to its original terms noted above.

   In September, 2001 the Company and the Series A Preferred Shareholders amended the terms of the Series A Preferred Stock whereby the Preferred Shareholders relinquished their rights to convert up to 50% of its shares of Series A Preferred Stock into shares of Image2Web common stock.

Restricted Stock

   The Company has a restricted stock plan, described below under the heading "Stock Options". During 2001 the Company's Executive Compensation and Stock Option Committee of the Board of Directors approved the grant of restricted stock outside of the restricted stock plan to certain key executives of the Company. A total of 290,000 shares were granted, 240,000 in February 2001 and an additional 50,000 in May 2001. The shares vest at a rate of 25% per year on the anniversary date of the grant.

   In January 2001, the Company entered into a Stock Purchase Agreement with its CEO, as a condition of his employment. The Agreement allows for the purchase of 500,000 shares of the Company's common stock at a price of $0.44 per share, the closing price on January 10, 2001. The stock is restricted and shall become unrestricted at a rate of 100,000 shares per year, with the first 100,000 becoming unrestricted at the purchase date in January 2001, and then 100,000 annually on the anniversary date thereafter. At June 30, 2001, the stock had not been paid for and a receivable in the amount of $220,000 is recorded as an offset to the accrual for the CEO's hiring bonus described in the following paragraph.

   Additionally, the CEO was to receive a hiring bonus in the amount of $340,000 payable in cash, less customary employment taxes on January 10, 2001. The bonus is earned ratably over a four year period beginning on that date. At June 30, 2001, the hiring bonus had not been paid, however, approximately $40,000 has been expensed and the balance of approximately $300,000 is recorded as deferred compensation and is included in the equity section of the balance sheet.

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

                                MICROGRAFX, INC.

   As of June 30, 2001, approximately 1,682,982 shares remained available for grant, of which approximately 76,920 shares may be granted as restricted shares.

   Each option issued under the plans, excluding the restricted stock plan, terminates at the time designated by the Board of Directors, not to exceed 10 years. The exercise price and vesting schedule for each option is determined by the Company's Stock Option Committee, based on the fair market value of the Company's common stock at the grant date, and is payable when the option is exercised. Options that terminate under the provisions of these plans subsequently become available for reissuance.

   A summary of the Company's stock option activity, and related information for the years ended June 30, 2001, 2000, and 1999, follows:

                                2001                  2000                 1999
                         -------------------- --------------------- --------------------
                                     Weighted              Weighted             Weighted
                                     Average               Average              Average
                                     Exercise              Exercise             Exercise
                          Options     Price     Options     Price    Options     Price
                         ----------  -------- -----------  -------- ----------  --------
Outstanding at
 Beginning of year......  2,462,562   $3.62     2,167,198   $8.06    2,397,294   $7.30
 Granted................  1,545,948    0.90     1,520,353    4.22      925,019    9.08
 Exercised..............       (500)   1.03       (29,567)   3.63     (514,846)   5.95
 Cancelled..............   (987,451)   5.70    (1,195,422)   7.19     (640,269)   8.40
                         ----------           -----------           ----------
Outstanding at end of
 year...................  3,020,559             2,462,562            2,167,198
                         ==========           ===========           ==========
Exercisable at end of
 year...................  1,074,773   $4.62       739,210   $7.27      589,672   $7.21
                         ==========           ===========           ==========
Weighted-average fair
 value of options
 granted during the
 year................... $     0.68           $      2.61           $     5.05
                         ==========           ===========           ==========
Weighted-average fair
 value of purchase
 rights granted during
 the year............... $     1.31           $      2.44           $     3.12
                         ==========           ===========           ==========

   The following is additional information relating to options outstanding as of June 30, 2001:

                     Options Outstanding                           Options Exercisable
--------------------------------------------------------------- --------------------------
                                Weighted Average    Weighted                   Weighted
 Exercise                          Remaining        Average       Number       Average
Price Range  Number Outstanding Contractual Life Exercise Price Exercisable Exercise Price
-----------  ------------------ ---------------- -------------- ----------- --------------
$0.44--$ 0.84        814,031            9.73           $0.78            --        $ --
$0.88--$ 3.94      1,020,617            8.79           $2.21        495,425       $1.64
$4.06--$ 8.75        872,905            5.83           $5.88        418,914       $6.31
$8.88--$11.25        313,006            2.65           $9.31        160,434       $9.43

                                MICROGRAFX, INC.

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

                                                    Year ended June 30,
                                              ---------------------------------
                                                2001        2000        1999
                                              ---------  ----------  ----------
Expected term:
 Stock options............................... 3.5 years   3.6 years   3.5 years
 Employee stock purchase plan................ 1.0 years  0.52 years  1.45 years
Interest rate................................      4.35%       6.53%       5.83%
Volatility...................................    107.42%      78.74%      70.19%
Dividends....................................      0.00%       0.00%       0.00%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations. The Company's pro forma information follows (in thousands):

                                                      Years ended June 30,
                                                    --------------------------
                                                     2001      2000     1999
                                                    -------  --------  -------
Pro forma net loss................................. $(2,490) $(23,717) $(8,344)
                                                    =======  ========  =======
Pro forma basic and diluted loss per share......... $ (0.21) $  (2.08) $ (0.75)
                                                    =======  ========  =======

Summary of Reserved Shares

   At June 30, 2001, the following common shares were reserved for issuance under option plans, warrants, conversion of notes payable and conversion of preferred stock.

                                                                        Shares
                                                                      ----------
     Options.........................................................  4,703,541
     Warrants........................................................    230,000
     Notes payable...................................................    939,850
     Preferred stock.................................................  1,680,000
     Subordinated Convertible Debenture..............................  3,333,333
                                                                      ----------
                                                                      10,886,724
                                                                      ==========

   Currently, Micrografx has 20,000,000 common shares authorized and 12,536,000 shares outstanding resulting in 7,464,000 shares available for issuance. Therefore, the Company has insufficient authorized common shares to satisfy the total number of reserved shares. However, due to the conversion terms associated with the various convertible securities, the Company has sufficient time to increase the total authorized common shares prior to a conversion that would exceed the current total authorized common shares.

Employee Stock Purchase Plan

   The Company's Employee Stock Purchase Plan allows eligible employees to authorize the Company to withhold from 1 percent to 10 percent of gross earnings. Shares are purchased by participants at the lower of

                                MICROGRAFX, INC.

85 percent of the fair market value per share at the beginning or ending of each offering period. As of June 30, 2001, 2,000,000 shares were authorized for the plan, approximately 1,375,000 shares were issued, and approximately $34,000 had been withheld for the purchase of shares for the November 2001 offering period.

11. Employee Benefit Plan

   The Micrografx, Inc. 401(k) Savings Plan (Plan) allows eligible employees to elect to reduce their current compensation by up to 15 percent, subject to certain maximum dollar limitations prescribed by the Internal Revenue Code ($10,500 in 2001), and have the amount contributed to the Plan as salary deferral contributions. The Company may make employer contributions to the Plan at the discretion of the Board of Directors. During fiscal 2001, 2000, and 1999, the Company contributed approximately $188,000, $331,000, and $301,000, to the Plan, respectively. At June 30, 2001, there were approximately 82 participants in the Plan.

12. Commitments and Contingencies

Leases

   The Company leases its office and warehouse space and certain equipment under non-cancelable operating lease agreements. Rent expense of approximately $1.5 million, $2.0 million, and $1.4 million, was recorded during fiscal 2001, 2000, and 1999, respectively. Future minimum lease payments for operating leases are as follows (in thousands):

      Years Ending June 30,
      ---------------------
      2002............................................................... $1,247
      2003...............................................................  1,107
      2004...............................................................    738
      2005...............................................................    266
      Thereafter.........................................................     99
                                                                          ------
                                                                          $3,457
                                                                          ======

Litigation

   The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's results of operations or its financial position.

13. Segment Information

   As of June 30, 2001, the Company operated in a single industry segment: the development, marketing and support of personal computer applications and systems software products. The Company's Chief Operating Decision Maker ("CODM") assesses performance and allocates resources on an enterprise-wide basis. Therefore, no separately reportable operating segments exist.

   The CODM monitors revenues based on product category and geographic area. Virtually all products sold in Europe are manufactured in the Netherlands. Substantially all other products are manufactured in Dallas, Texas. Net revenues for each segment include only sales to unaffiliated customers; there were no intra-segment revenues for the periods presented.

   The following product category data includes net revenues (in thousands):

                                                         Years Ended June 30,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
     Net revenues
     Enterprise Process Management..................... $15,363 $15,363 $15,182
     Graphics Product Group............................  14,808  20,910  23,805
     Technology........................................     --      --   17,975
                                                        ------- ------- -------
     Total net revenues................................ $30,171 $36,273 $56,962
                                                        ======= ======= =======

   The following geographic area data includes net revenues, based on product shipment destination, and property, plant and equipment, based on physical location (in thousands):

                                                         Years Ended June 30,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
     Net revenues
     United States..................................... $14,178 $14,935 $34,695
     Germany...........................................   6,000   8,197   6,925
     Japan.............................................   1,545   2,072   1,270
     Rest of World.....................................   8,448  11,069  14,072
                                                        ------- ------- -------
     Total............................................. $30,171 $36,273 $56,962
                                                        ======= ======= =======
     Property, Plant & Equipment, net
     United States..................................... $   576 $ 1,148 $ 1,570
     Germany...........................................     109     112     122
     Japan.............................................       9      15      41
     Rest of World.....................................     185     295     410
                                                        ------- ------- -------
     Total............................................. $   879 $ 1,570 $ 2,143
                                                        ======= ======= =======

                         REPORT OF INDEPENDENT AUDITORS


The Shareholders of Micrografx, Inc.

   We have audited the accompanying consolidated balance sheets of Micrografx, Inc. and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule, listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micrografx, Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming that Micrografx, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred significant operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Dallas, Texas
August 9, 2001, except for the first paragraph of Note 2 and the first paragraph of Note 10 as to which the date is August 28, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

     Micrografx had no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

     Information contained under this caption will be provided by the Company in its amended Annual Report.

Item 11.    Executive Compensation

     Information contained under this caption will be provided by the Company in its amended Annual Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     Information contained under this caption will be provided by the Company in its amended Annual Report.

Item 13.    Certain Relationships and Related Transaction

     Information contained under this caption will be provided by the Company in its amended Annual Report.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

                  (a)      1.       Consolidated Financial Statements. The
                  following consolidated financial statements of Micrografx, Inc., are filed as part of this Form 10-K on the pages indicated:


                  Consolidated Balance Sheets at June 30, 2001, and 2000 Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000, and 1999
                  Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2001, 2000, and 1999
                  Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000, and 1999
                  Notes to Consolidated Financial Statements
                  Report of Independent Public Accountants

         2.       Consolidated Financial Statement Schedules.


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

*        2.1      Agreement and Plan of Merger, dated as of April 15, 1999,
                  among Micrografx, Inc., InterCAP Acquisition Inc., and
                  InterCAP Graphics Systems, Inc. and Intergraph Corporation
                  (filed as Exhibit 2.1 to the Company's Current Report on Form
                  8-K dated April 16, 1999)

*        2.2      Merger Agreement dated as of July 16, 2001, as amended and restated between Corel Corporation, Calgary I Acquisition
                  Corp. and Micrografx, Inc. (filed as Exhibit 2.1 in Corel
                  Corporation's Registration Statement on Form S-4, file no.
                  333-67310)

*        3.1      Articles of Incorporation of the Company, as amended (filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1, file no. 33-34842)

*        3.2      Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)

*        3.3      Statement of Resolution Establishing Series of Preferred Stock
                  of Micrografx, Inc. (filed as Exhibit 3.3 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        3.4      Amended and Restated Bylaws of the Company (filed as Exhibit
                  3.3 to the Company's Registration Statement on Form S-1, file no. 33-34842)

*        3.5      Amendment to Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)

*        3.6      Amendment to Statement of Resolution Establishing Series of
                  Preferred Stock of Micrografx, Inc. filed as Exhibit 3 to the
                  Company's Quarterly Report on Form 10-Q on March 7, 2001)

*        3.7      Statement of Resolution Establishing the Series A Convertible
                  Preferred Stock of Micrografx, Inc. (filed as Exhibit 3.1 to
                  Micrografx, Inc.'s Current Report on Form 8-K dated August 27,
                  2001)

*        4.1      Warrant to Purchase Common Units granted to Prentiss
                  Properties Trust by Micrografx, Inc. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 2000)

*        4.2      Specimen stock certificate evidencing the Common Stock (filed
                  Form 8-K dated August 27, 2001 (filed as Exhibit 3.1 to
                  Micrografx Inc., Current Report as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-1, file No.
                  33-34842)

*        9.1      Form of Proxy and Voting Agreement (filed as Exhibit 9.1 to
                  Corel Corporation's Registration Statement on Form S-4, file no. 333-67310)

*        10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                  (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, file No. 33-34842)

*        10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                  (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, file No. 33-42195)

*        10.3     Form of International Distributor Agreement used by the
                  Company (filed as Exhibit 10.3 to the Company's Registration
                  Statement on Form S-1, file No. 33-34842)

*        10.4     Employee Stock Purchase Plan (filed as Exhibit 10.26 to the
                  Company's Registration Statement on Form S-1, file No. 33-
                  42195)

*        10.5     Micrografx, Inc. 1995 Stock Option Plan (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994)

*        10.6     Micrografx, Inc. 1993 Restricted Stock Plan (filed as Exhibit
                  10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994)

*        10.7     Micrografx, Inc. 1995 Director Stock Option Plan (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995)

*        10.8     Employment agreement dated February 13, 1997, between the
                  Company and Douglas Richard (Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997)

*        10.9     Compensation agreement dated May 21, 1997, between the Company and Russell Hogg. (filed as Exhibit 10.12 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997)

*        10.10    License Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (filed as Exhibit 10.1 to the Company's
                  Current Report on Form 8-K dated June 30, 1998)

*        10.11    Noncompetition Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (filed as Exhibit 10.2 to the Company's
                  Current Report on Form 8-K dated June 30, 1998)

*        10.12    Revolving credit agreement dated April 1, 1998, between the
                  Company and BankBoston, N.A. (filed as Exhibit 10.15 to the
                  Company's Annual Report on Form 10-K405/A for the year ended
                  June 30, 1998)

*        10.13    Lease agreement dated August 31, 1998, between Prentiss
                  Properties Acquisition Partners, L.P. and the Company (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-
                  K405/A for the year ended June 30, 1998)

*        10.14    Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.
                  (filed as Exhibit 10.17 to the Company's Annual Report on Form
                  10-K405/A for the year ended June 30, 1998)

*        10.15    Subordinated Convertible Debenture dated April 16, 1999
                  between Micrografx, Inc. and Intergraph Corporation (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                  April 16, 1999)

*        10.16    Amendment to Promissory Note, dated April
                  15, 1999, payable to Intergraph Corporation (filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q dated
                  November 11, 1999)

*        10.17    Accounts Receivable Financing Agreement between Silicon Valley
                  Bank, Specialty Finance Division and Micrografx, Inc. dated
                  March 31, 2000 (filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q dated May 12, 2000)

*        10.18    Termination of Lease and Release Agreement dated August 1,
                  2000, between Prentiss Properties Acquisition Partners, L.P.
                  and the Company (filed as Exhibit 10.18 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.19    Lease agreement dated August 1, 2000, between Prentiss
                  Properties Acquisition Partners, L.P. and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.20    Stock Purchase Agreement dated September 5, 2000, between
                  Purchasers and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June
                  30, 2000)

*        10.21    Form of Convertible Promissory Note agreement dated January
                  12, 2001 (filed as Exhibit 10 to the Company's Quarterly
                  Report on Form 10-Q dated March 7, 2001)

*        10.22    Amendment to Form of Convertible Promissory Note Agreement
                  dated April 30, 2001. (filed as Exhibit 10 to the Company's
                  Quarterly Report on Form 10-Q dated May 10, 2001)

*        10.23    Form of Exchange Agreement dated July 13, 2001, between
                  Micrografx, Inc. and certain Convertible Promissory Note holders (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 18, 2001)

*        10.24    Certain amendments to the Subordinated Convertible Debenture between Micrografx, Inc. and Intergraph Corporation dated
                  August 16, 1999 (filed as Exhibit 10.2 to the Company's
                  Current Report on Form 8-K dated September 18, 2001)

*        10.25    Term Loan Agreement dated August 28, 2001, among Micrografx,
                  Inc., Image2Web, Inc. and Corel Corporation (including form of
                  Security Agreement) (filed as Exhibit 10.1 to the Company's
                  Current Report on Form 8-K dated September 18, 2001)

*        10.26    Call Option and ROFR Agreement dated August 28, 2001, between
                  Micrografx, Inc. and Corel Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September
                  18, 2001)

*        10.27    Amendment # 1 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.24 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.28    Amendment # 2 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.25 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.29    Amendment # 3 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.26 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.30    Amendment # 4 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.27 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.31    Amendment # 5 to Employee Stock Purchase Plan (filed as
                  Exhibit 4.6 to the Company's Registration Statement on Form S-
                  8 dated June 12, 2001)

*        10.32    Micrografx, Inc. 1995 Incentive and Nonstatutory Stock Option
                  Plan (filed as Exhibit 10.27 to the Company's Annual Report on
                  Form 10-K for the year ended March 31, 1994)

*        10.33    Amendment # 1 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 10.21 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.34    Amendment # 2 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 10.22 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.35    Amendment # 3 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 10.23 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.36    Amendment # 4 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 4.11 to the Company's Registration Statement on Form S-8 dated June 12, 2001)

         10.37 Form of Indemnification Agreement between the Company and each of Russell Hogg, John Carradine, P. Michael Sullivan, George Macintyre, Paolo A. Caletti, Kenneth A. Carraher, Gary J. Klembara and Greg DeWitt

         21.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP

         *        Incorporated herein by reference from the indicated filing.

(b)      Reports on Form 8-K:

         1. On August 10, 2001, the Company filed a Current Report on Form 8-K reporting a news release dated August 10, 2001 under Item 7 "Exhibits" of Item 601 of Regulation S-K.
         2. On September 18, 2001, the Company filed a Current Report on Form 8-K reporting Other Events and filing certain material contracts and other matters.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2001.

                                        MICROGRAFX, INC.


                                        By: /s/ JAMES L. HOPKINS
                                            ------------------------------------
                                            James L. Hopkins
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ GREG DEWITT
                                            ------------------------------------
                                            Greg DeWitt
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                        By: /s/ SARAH C. SUTTON
                                            ------------------------------------
                                            Sarah C. Sutton
                                            Corporate Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                                   Title                                   Date
         ---------                                   ------                                  ----
/s/ JAMES L. HOPKINS                    Chairman of the Board of Directors                  September 28, 2001
-----------------------------------
James L. Hopkins

/s/ RUSSELL HOGG                        Director                                            September 28, 2001
-----------------------------------
Russell Hogg

/s/ GEORGE W. MACINTYRE                 Director                                            September 28, 2001
-----------------------------------
George W. Macintyre

/s/ P. MICHAEL SULLIVAN                 Director                                            September 28, 2001
-----------------------------------
P. Michael Sullivan

/s/ JOHN M. CARRADINE                   Director                                            September 28, 2001
-----------------------------------
John M. Carradine

                                  SCHEDULE II
                       MICROGRAFX, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                         Balance At   Charged      Charged                  Balance
                         Beginning    To Costs    To Other                  at End
      Description        of Period  and Expenses Accounts(b) Deductions(a) of Period
      -----------        ---------- ------------ ----------- ------------- ---------
Years Ended June 30,
--------------------
1999
----
 Allowance for doubtful
  accounts:.............   $  343      $  306      $   --       $   44      $  605
 Allowance for sales
  returns:..............   $1,364      $  --       $   503      $  --       $1,867
 Deferred tax valuation
  allowance:............   $2,560      $2,486      $   --       $  --       $5,046
2000
----
 Allowance for doubtful
  accounts:.............   $  605      $ (152)     $   --       $  (12)     $  465
 Allowance for sales
  returns:..............   $1,867      $  --       $   121      $  --       $1,988
 Deferred tax valuation
  allowance:............   $5,046      $3,700      $   --       $  --       $8,746
2001
----
 Allowance for doubtful
  accounts:.............   $  465      $ (337)     $   --       $  (55)     $  183
 Allowance for sales
  returns:..............   $1,988      $  --       $(1,464)     $  --       $  524
 Deferred tax valuation
  allowance:............   $8,746      $  (13)     $   --       $  --       $8,733

--------
(a) Represents amounts written-off during the year, net of recoveries.
(b) The allowance for sales returns is recorded as a reduction of revenues.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                    DESCRIPTION
   ------                                    -----------
*        2.1      Agreement and Plan of Merger, dated as of April 15, 1999,
                  among Micrografx, Inc., InterCAP Acquisition Inc., and
                  InterCAP Graphics Systems, Inc. and Intergraph Corporation
                  (filed as Exhibit 2.1 to the Company's Current Report on Form
                  8-K dated April 16, 1999)

*        2.2      Merger Agreement dated as of July 16, 2001, as amended and restated between Corel Corporation, Calgary I Acquisition
                  Corp. and Micrografx, Inc. (filed as Exhibit 2.1 in Corel
                  Corporation's Registration Statement on Form S-4, file no.
                  333-67310)

*        3.1      Articles of Incorporation of the Company, as amended (filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1, file no. 33-34842)

*        3.2      Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                  the year ended March 31, 1993)

*        3.3      Statement of Resolution Establishing Series of Preferred Stock
                  of Micrografx, Inc. (filed as Exhibit 3.3 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        3.4      Amended and Restated Bylaws of the Company (filed as Exhibit
                  3.3 to the Company's Registration Statement on Form S-1, file
                  no. 33-34842)

*        3.5      Amendment to Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for
                  the year ended March 31, 1993)

*        3.6      Amendment to Statement of Resolution Establishing Series of
                  Preferred Stock of Micrografx, Inc. filed as Exhibit 3 to the
                  Company's Quarterly Report on Form 10-Q on March 7, 2001)

*        3.7      Statement of Resolution Establishing the Series A Convertible
                  Preferred Stock of Micrografx, Inc. (filed as Exhibit 3.1 to
                  Micrografx, Inc.'s Current Report on Form 8-K dated August 27,
                  2001)

*        4.1      Warrant to Purchase Common Units granted to Prentiss
                  Properties Trust by Micrografx, Inc. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 2000)

*        4.2      Specimen stock certificate evidencing the Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1, file No. 33-34842)

*        9.1      Form of Proxy and Voting Agreement (filed as Exhibit 9.1 to
                  Corel Corporation's Registration Statement on Form S-4, file
                  no. 333-67310)

*        10.1     Incentive and Nonstatutory Stock Option Plan, as amended
                  (filed as Exhibit 10.2 to the Company's Registration Statement
                  on Form S-1, file No. 33-34842)

*        10.2     Amendment to the Incentive and Nonstatutory Stock Option Plan
                  (filed as Exhibit 10.3 to the Company's Registration Statement
                  on Form S-1, file No. 33-42195)

*        10.3     Form of International Distributor Agreement used by the
                  Company (filed as Exhibit 10.3 to the Company's Registration
                  Statement on Form S-1, file No. 33-34842)

*        10.4     Employee Stock Purchase Plan (filed as Exhibit 10.26 to the
                  Company's Registration Statement on Form S-1, file No. 33-
                  42195)

*        10.5     Micrografx, Inc. 1995 Stock Option Plan (filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994)

*        10.6     Micrografx, Inc. 1993 Restricted Stock Plan (filed as Exhibit
                  10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994)

*        10.7     Micrografx, Inc. 1995 Director Stock Option Plan (filed as
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K for
                  the year ended June 30, 1995)

*        10.8     Employment agreement dated February 13, 1997, between the
                  Company and Douglas Richard (Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997)

*        10.9     Compensation agreement dated May 21, 1997, between the Company and Russell Hogg. (filed as Exhibit 10.12 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997)

*        10.10    License Agreement between Micrografx, Inc. and Cendant Software
                  Corporation (filed as Exhibit 10.1 to the Company's Current
                  Report on Form 8-K dated June 30, 1998)

*        10.11    Noncompetition Agreement between Micrografx, Inc. and Cendant
                  Software Corporation (filed as Exhibit 10.2 to the Company's
                  Current Report on Form 8-K dated June 30, 1998)

*        10.12    Revolving credit agreement dated April 1, 1998, between the
                  Company and BankBoston, N.A. (filed as Exhibit 10.15 to the
                  Company's Annual Report on Form 10-K405/A for the year ended
                  June 30, 1998)

*        10.13    Lease agreement dated August 31, 1998, between Prentiss
                  Properties Acquisition Partners, L.P. and the Company (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-
                  K405/A for the year ended June 30, 1998)

*        10.14    Asset Purchase and License Agreement dated September 3, 1998, between the Company and Learning Company Properties, Inc.
                  (filed as Exhibit 10.17 to the Company's Annual Report on Form
                  10-K405/A for the year ended June 30, 1998)

*        10.15    Subordinated Convertible Debenture dated April 16, 1999
                  between Micrografx, Inc. and Intergraph Corporation (filed as
                  Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                  April 16, 1999)

*        10.16    Amendment to Promissory Note, dated April 15, 1999, payable to
                  Intergraph Corporation (filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q dated November 11, 1999)

*        10.17    Accounts Receivable Financing Agreement between Silicon Valley
                  Bank, Specialty Finance Division and Micrografx, Inc. dated
                  March 31, 2000 (filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q dated May 12, 2000)

*        10.18    Termination of Lease and Release Agreement dated August 1,
                  2000, between Prentiss Properties Acquisition Partners, L.P.
                  and the Company (filed as Exhibit 10.18 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.19    Lease agreement dated August 1, 2000, between Prentiss
                  Properties Acquisition Partners, L.P. and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
                  for the year ended June 30, 2000)

*        10.20    Stock Purchase Agreement dated September 5, 2000, between
                  Purchasers and the Company (filed as Exhibit 10.20 to the
                  Company's Annual Report on Form 10-K for the year ended June
                  30, 2000)

*        10.21    Form of Convertible Promissory Note agreement dated January
                  12, 2001 (filed as Exhibit 10 to the Company's Quarterly
                  Report on Form 10-Q dated March 7, 2001)

*        10.22    Amendment to Form of Convertible Promissory Note Agreement
                  dated April 30, 2001. (filed as Exhibit 10 to the Company's
                  Quarterly Report on Form 10-Q dated May 10, 2001)

*        10.23    Form of Exchange Agreement dated July 13, 2001, between
                  Micrografx, Inc. and certain Convertible Promissory Note
                  holders (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 18, 2001)

*        10.24    Certain amendments to the Subordinated Convertible Debenture between Micrografx, Inc. and Intergraph Corporation dated
                  August 16, 1999 (filed as Exhibit 10.2 to the Company's
                  Current Report on Form 8-K dated September 18, 2001)

*        10.25    Term Loan Agreement dated August 28, 2001, among Micrografx,
                  Inc., Image2Web, Inc. and Corel Corporation (including form of Security Agreement) (filed as Exhibit 10.1 to the Company's
                  Current Report on Form 8-K dated September 18, 2001)

*        10.26    Call Option and ROFR Agreement dated August 28, 2001, between
                  Micrografx, Inc. and Corel Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September
                  18, 2001)

*        10.27    Amendment # 1 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.24 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.28    Amendment # 2 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.25 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.29    Amendment # 3 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.26 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.30    Amendment # 4 to Employee Stock Purchase Plan (filed as
                  Exhibit 10.27 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the year ended June 30, 2000)

*        10.31    Amendment # 5 to Employee Stock Purchase Plan (filed as
                  Exhibit 4.6 to the Company's Registration Statement on Form S-
                  8 dated June 12, 2001)

*        10.32    Micrografx, Inc. 1995 Incentive and Nonstatutory Stock Option
                  Plan (filed as Exhibit 10.27 to the Company's Annual Report on
                  Form 10-K for the year ended March 31, 1994)

*        10.33    Amendment # 1 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 10.21 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.34    Amendment # 2 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 10.22 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.35    Amendment # 3 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 10.23 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 2000)

*        10.36    Amendment # 4 to Micrografx, Inc. 1995 Stock Option Plan
                  (filed as Exhibit 4.11 to the Company's Registration Statement
                  on Form S-8 dated June 12, 2001)

         10.37 Form of Indemnification Agreement between the Company and each of Russell Hogg, John Carradine, P. Michael Sullivan, George
                  Macintyre, Paolo A. Caletti, Kenneth A. Carraher, Gary J.
                  Klembara and Greg DeWitt

         21.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP

         *        Incorporated herein by reference from the indicated filing.