Form 10-K/A
period 2001-06-30
MICROGRAFX INC
filed 2001-10-25
CIK 756497

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at October 22, 2001, was approximately $20,189,052.

On October 22, 2001, there were 13,530,077 shares outstanding of the registrant's Common Stock.
================================================================================

Micrografx, Inc., a Texas corporation (the "Company"), is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which was filed with the Securities and Exchange Commission ("SEC") on September 28, 2001 (the "Original Report") in order to provide the information required by Part III of the Form 10-K (Items 10, 11, 12 and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K. This Amendment speaks as of the original date of filing of the Original Report.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All directors are elected at each annual meeting of the Company's shareholders for a term of one year and hold office until their successors are elected and qualified. All executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors.

The following table sets forth certain information concerning the executive officers and directors of the Company:


                                                      SERVED AS
         NAME                              AGE    DIRECTOR SINCE   PRESENT OFFICE HELD IN MICROGRAFX
         ----                              ---    --------------   ---------------------------------
James L. Hopkins                             53          2000       Chairman of the
8144 Walnut Hill Lane, Suite 1050                                   Board of Directors
Dallas, TX  75231


George W. Macintyre                          55          2000       Director
100 Congress Ave, Suite 600
Austin, TX  78701

P. Michael Sullivan                          47          2000       Director
5009 Sail Creek Drive
Plano, Texas  75093

Russell E. Hogg                              72          1997       Director
Sunnygables, 2 Salsbury Place
South Nyack, NY  10960

John M. Carradine                            43          2000       Director
5215 N. O'Connor Blvd.
Irving, TX  75039


See Item 1 of the Company's Form 10-K filed on September 28, 2001 for information concerning executive officers.

James L. Hopkins has served as the President, Chief Executive Officer and Chairman of the Board of Directors since October 2000. From 1999 through 2000, Mr. Hopkins served as the managing director of the Austin office of Hoak, Breedlove, Wesneski & Co., a boutique technology investment banking company. From 1991 through May 1999, Mr. Hopkins held a variety of positions with STB Systems, Inc., leading to the position of Vice President of Strategic Marketing and Chief Financial Officer. STB was a developer of graphic subsystems for personal computers. When STB was acquired by 3dfx Interactive, Inc. in May 1999, Mr. Hopkins assumed the position of Vice President of Finance and Strategic Planning for 3dfx for a short transition period before joining Hoak, Breedlove. Mr. Hopkins remains on the Board of Directors for 3dfx, as well as two early-stage privately-held software companies.

George W. Macintyre has served as the President and Chief Executive Officer of Adhesive Software Inc., an Austin, Texas-based software company focused on the development of solutions for deploying and managing complex Web sites since August 2000. From March 1998 to July 2000, he was Senior Vice President of Corporate Strategy of Inprise/Borland, a provider of Internet access infrastructure and application development tools. From February 1997 to December, 1998, he was Executive Vice President at MCSB Technology Corporation, a server performance enhancement software company. From February 1994 to January 1997 he was Vice President of Marketing and Business Development at Open Connectivity Systems, Inc., a connectivity software company.

Since September 1997, P. Michael Sullivan has been an independent businessman and financial and management consultant. From January 1997 to September 1997, he was Senior Vice President and Chief Financial Officer of ErgoBilt, Inc., a developer, manufacturer and marketer of customized ergonomic products for businesses and home offices. From September 1996 to January 1997, Mr. Sullivan was a financial consultant to ErgoBilt, Inc. From 1978 to September 1996, Mr. Sullivan was Vice President, Chief Financial Officer, Secretary and Treasurer for USDATA Corporation, a software, systems and consulting company for information systems that supervise, monitor and control manufacturing and other automated processes. Mr. Sullivan is a certified public accountant in the State of Texas.

Russell E. Hogg is the Chairman and Chief Executive Officer of Hogg International Associates, a global financial service company whose clients draw upon global expertise in the areas of finance, strategic marketing and "back room" operations, located in Nyack, New York. Mr. Hogg joined the Board of Directors in May 1997 and served as the Chairman of the Board from 1997 to 2000. In the past, he served as a consultant to the National Academy of Sciences sub-committee that evaluated and documented the shortcomings within the Internal Revenue Service telecommunications and processing modernization project and as a board member for several major corporations. Mr. Hogg is the Chairman of the Institute for International Sports, sponsor in 1993 of the inaugural World Scholar-Athlete Games. From 1980 to 1989, Mr. Hogg was the Chief Executive Officer for MasterCard.

John M. Carradine is the Chief Financial Officer of HealthAxis Inc., an Irving, Texas based software and data services company that develops, implements, and operates web-enabled technology solutions exclusively for health insurance enterprises. Mr. Carradine was Chief Financial Officer and Treasurer for Micrografx, Inc. from October 1998 to April 2001. Since October 1999, Mr. Carradine has also served as the Corporate Secretary of Micrografx. Prior to his joining Micrografx, Mr. Carradine was the Chief Financial Officer and Treasurer of Intellicall, Inc., a publicly held telecommunications company, where he held various financial positions for eight years. From 1983 to 1990, Mr. Carradine was with Computer Language Research, Inc., a data services and software company where he served as Treasurer. Mr. Carradine is a certified public accountant in the State of Texas.

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons the Company believes that, during the fiscal year ended June 30, 2001, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except for Messrs. Hopkins and DeWitt.



ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and each of the four other most highly compensation executive officers (and one former executive officer) collectively, the "Named Executive Officers" during the fiscal year ended June 30, 2001.

                                                 ANNUAL COMPENSATION           LONG-TERM COMPENSATION AWARDS
  NAME/PRINCIPAL POSITION    YEAR ENDING      SALARY ($)(1)    BONUS      RESTRICTED     OPTIONS/      ALL OTHER
                                                                           STOCK        SARS (#)(2)     COMP. (3)
James L. Hopkins,               2001           $  149,423     $  40,055   $ 221,900        250,000      $   2,625
Chief Executive Officer         2000           $        -     $       -           -              -      $       -
and President                   1999           $        -     $       -           -              -      $       -

Kenneth Carraher,               2001           $  200,000     $  69,900   $  36,563              -      $   3,072
President of EPM Solutions      2000           $  205,539     $  20,813           -         85,000      $   5,434
                                1999           $  129,231     $  49,244           -          8,000      $   4,025

Gary J. Klembara,               2001           $  198,462     $ 120,765   $  28,125         50,000      $   2,625
Executive Vice President,       2000           $        -     $       -           -              -      $       -
EPM Sales                       1999           $        -     $       -           -              -      $       -

David Wright, Vice              2001           $  170,000     $  59,792   $  16,875              -      $   4,468
President - Marketing           2000           $  170,000     $  43,750           -              -      $       -
                                1999           $        -     $       -           -              -      $       -

Douglas Richard, Prior          2001           $  193,716     $       -           -              -      $   3,772
Chief Executive Officer         2000           $  270,508     $  13,125           -        175,000      $   4,372
                                1999           $  250,000     $  78,338           -         43,300      $   4,142

Chris Hughes, Vice              2001           $  147,148     $  45,899   $  11,250         21,000      $   4,379
President Technical             2000           $  145,000     $  34,282           -              -      $   3,674
Graphics                        1999           $  120,000     $  23,190           -              -      $   2,749

(1) Includes amounts of base salary deferred at the election of the executive pursuant to the Company's 401(k) Savings Plan, a defined contribution plan.
(2) The Stock Option Plan authorizes the issuance of stock appreciation rights ("SARs") but no SARs were issued by the Company as of June 30, 2001.
(3) All other compensation includes company contributions to match amounts deferred pursuant to the Company's 401(k) Savings Plan.

GRANTS OF OPTIONS

The following table sets forth details regarding stock options granted to the Named Executive Officers during fiscal year 2001. In addition, there are shown the "option spreads" that would exist for the respective options granted based upon assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term. The Company did not grant any SARs in fiscal year 2001.


                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         % OF TOTAL
                                          OPTIONS/
                                            SARS                                    POTENTIAL REALIZABLE VALUE
                           OPTIONS/      GRANTED TO    EXERCISE OR                  AT ASSUMED ANNUAL RATES OF
                         SARS GRANTED   EMPLOYEES IN   BASE PRICE     EXPIRATION     STOCK PRICE APPRECIATION
         NAME               (1) (#)      FISCAL YEAR      ($/SH)         DATE           FOR OPTION TERM (2)
-----------------------  ------------    -----------    ----------     ---------    ----------------------------
                                                                                       5% ($)        10% ($)
                                                                                       ------        -------
James L. Hopkins (3)           250,000         17.17%       $0.8438        3/23/11      $132,665       $336,200
Doug Richard                        --             --            --             --            --             --
Gary Klembara                   50,000          3.43%       $0.8438        3/23/11      $ 26,533       $ 67,240
Kenneth Carraher                    --             --            --             --            --             --
John Carradine (4)                  --             --            --             --            --             --
David Wright                        --             --            --             --            --             --
Chris Hughes                    21,000          1.44%        $1.031        7/27/10      $ 13,616       $ 34,506

(1) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not necessarily be achieved.
(2) Options vest generally in increments of 25% annually. The options have a term of ten years, unless they are exercised or expire upon certain circumstances set forth in the Stock Option Plan, including retirement, termination in the event of a change in control, death or disability. All of the options granted to executives were granted under the Company's 1995 Incentive and Nonstatutory Stock Option Plan.
(3) Mr. Hopkins was granted an option to purchase 500,000 shares of Micrografx common stock but has waived his right under his employment agreement to receive stock options for 250,000 of these shares.
(4) John Carradine was not granted any options under the Company's 1995 Incentive and Nonstatutory Stock Option Plan. However, Mr. Carradine was granted options under the 1995 Director Plan.

EXERCISES OF OPTIONS

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 2001 and unexercised options and SARs held as of June 30, 2001. No SARs were exercised by the Named Executive Officers during fiscal 2001.

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       FISCAL YEAR END OPTION/SAR VALUES

                                                                         NUMBER OF         VALUE OF UNEXERCISED
                                                                        UNEXERCISED            IN-THE-MONEY
                                                                      OPTIONS/SARS AT        OPTIONS/SARS AT
                         NUMBER OF SHARES                                FY-END (#)             FY-END ($)
                       ACQUIRED ON EXERCISE                             EXERCISABLE/           EXERCISABLE/
NAME                            (#)            VALUE REALIZED($)       UNEXERCISABLE         UNEXERCISABLE(1)
----                            ---            -----------------       --------------        ----------------
James L.  Hopkins                  --                     --             --/250,000            --/$101,550
Doug Richard                       --                     --                --/--                 --/--
Gary Klembara                      --                     --              --/50,000             --/$20,310
Kenneth Carraher                   --                     --            83,719/77,750             --/--
David Wright                       --                     --            18,750/56,250             --/--
John Carradine(2)                  --                     --                --/--                 --/--
Chris Hughes                       --                     --            39,600/38,600         $3,449/$1,150

(1) Values are stated based upon the closing price of $1.25 per share of the Company's Common Stock on the over-the-counter bulletin board on June 29, 2001, the last trading day of fiscal 2001.
(2) John Carradine was not granted any options during fiscal year 2001 under the Company's 1995 Incentive and Nonstatutory Stock Option Plan. However, Mr. Carradine was granted options under the 1995 Director Plan.


EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL PROVISIONS

The Company is a party to an employment agreement with its Chairman of the Board, President and Chief Executive Officer, James L. Hopkins. The agreement is for a term of one year, commencing October 16, 2000 and may be automatically renewed annually for an additional term of one year. Under the terms of the agreement, Mr. Hopkins is paid an annual salary of $210,000. Mr. Hopkins also is eligible to earn a performance bonus in the amount of 4% of the Company's annual pre-tax, pre-bonus income up to a maximum of $240,000 per year. Under the terms of the agreement, Mr. Hopkins was also entitled to receive a hiring bonus of $340,000 payable in cash, less customary employment taxes on January 10, 2001. As a condition to entry into the employment agreement, the Company also entered into a stock purchase agreement with Mr. Hopkins providing for the purchase of 500,000 shares of the Company's restricted Common Stock at a price of $0.44 per share, the closing price on January 10, 2001. The stock will become unrestricted ratably over a four-year period provided that Mr. Hopkins remains employed by the Company.
At June 30, 2001, neither the hiring bonus had been paid nor the shares of stock paid for, although the Company had as of that date expensed or recorded as deferred compensation the hiring bonus, and recorded a receivable for the stock in the amount of $220,000 as an offset to the hiring bonus. The employment agreement contains customary non-disclosure and non-compete provisions. If Mr. Hopkins' employment is terminated without cause following a change of control or corporate transaction, each as defined in the employment agreement, he will receive: (i) severance benefits equal to his current base salary and bonus; (ii) immediate vesting of all outstanding stock options and (iii) payment of all accrued and unpaid vacation pay. In addition, on consummation of the merger with Calgary I Acquisition Corp., Mr. Hopkins will receive: (i) forgiveness of debt relating to his relocation expenses and (ii) immediate vesting of his unvested the Company restricted shares. Mr. Hopkins currently holds unvested stock options for 250,000 shares of the Company Common Stock and 400,000 unvested restricted shares of the Company Common Stock. Mr. Hopkins waived his right under his employment agreement to be granted an additional stock option for 250,000 shares of the Company Common Stock.

The employment agreement between the Company and Kenneth A. Carraher, President of the Enterprise Process Management Business Unit, is for a term of three years commencing November 1, 2000. Under the terms of the agreement, Mr. Carraher is paid an annual salary of $200,000. Mr. Carraher also is eligible to earn an annual bonus as approved by the board of directors. The agreement contains customary non-disclosure and non-compete provisions. If Mr. Carraher's employment is terminated without cause following a change of control or corporate transaction, each as defined in the employment agreement, he will receive: (i) severance benefits equal to two times the sum of his current base salary and bonus; (ii) immediate vesting of all outstanding stock options and
(iii) payment of all accrued and unpaid vacation pay. In addition, if these payments and benefits triggered by a change of control result in the imposition of a 20% excise tax on Mr. Carraher, the agreement provides that the Company will reimburse him for 150% of the taxes.

The Company has entered into an employment agreement with Mr. Klembara that provides for Mr. Klembara's employment as Executive Vice President of Sales. Under the terms of the agreement, Mr. Klembara is paid an annual salary of $200,000. Mr. Klembara is also eligible to earn an annual bonus calculated under a formula set forth in his employment agreement. The agreement contains customary non-disclosure and non-compete provisions. If Mr. Klembara's employment is terminated without cause, or is terminated by Mr. Klembara on a change of control, Mr. Klembara will be entitled to receive as a severance payment an amount totaling his annual base salary.

Employment agreements with Gary J. Klembara, executive vice president, sales, and Greg DeWitt, chief financial officer of the Company, provide that if their employment is terminated without cause following a change of control, severance pay is owed up to one year's salary and bonus, plus limited continuation of benefits.

Each of Chris Hughes, David Wright, Paul McIntosh, and Ed Maddock, each an "executive" is a party to an Executive Severance Agreement. Under the terms of the agreement, if, (i) during the two year period following the occurrence of a change in control, an executive`s employment is terminated by the Company for not reason or any reason other than for cause or by the executive for good reason or (ii) during the thirty day period before the occurrence of a change in control, the executive's employment with the Company is terminated by the Company for no reason or for any reason other than for cause, the executive will receive a severance package consisting of (i) the executive's highest base annual salary rate during his employment with the Company, (ii) to the extent not previously paid, any compensation previously deferred by the executive and any accrued vacation pay and (iii) for a period of twelve months following the effective date of the termination of employment, the executive would be eligible for participation in and would receive, at the Company's expense, all benefits under such benefit plans, practices, policies and programs of the Company that provide medical, disability, prescription, dental or life insurance coverage to same extent as prior to the effective date of the termination. In the event that continued participation is prohibited under the terms of such plans or programs, the Company is obligated to acquire, at its own expense, individual insurance policies providing comparable coverage for the executive. However, if during the two year period following a change in control, (i) the executive's employment is terminated by the Company for cause, (ii) the executive dies, (iii) the executive is permanently and totally disabled or (iv) the executive voluntarily terminates his employment for reasons other than a good reason, then the Company is not obligated to pay the executive a severance package.

In addition, upon a change in control, all unvested options and restricted stock will immediately vest. The executive has the option to either exercise such options or put all or any portion of such vested stock options to the Company for a lump sum cash payment equal to the higher of the difference between the stock option exercise price and the closing market price of the Company's Common Stock on the date of the put, or the aggregate consideration per share received by the Company in the transaction which resulted in a change in control.

COMPENSATION OF DIRECTORS

During the fiscal year ended June 30, 2001, each director who is not an employee of the Company received an annual retainer of $20,000. Each director also received a fee of $10,000 for attending all board and committee meetings held during the year. In addition, each committee chairperson received an annual fee of $3,000. All directors are reimbursed for travel and other expenses incurred in attending such meetings. For the fiscal year ended June 30, 2001, the Company paid all of the above fees by granting stock options pursuant to the Company's 1995 Director Option Plan (the "1995 Director Plan"), described below.

All non-employee directors are eligible to participate in the 1995 Director Plan. The 1995 Director Plan provides that on each October 1, after the completion of one year of service, each eligible director will be entitled to receive an option for 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option granted under the 1995 Director Plan becomes exercisable at the rate of 25% per year commencing on the first anniversary of the date of grant. During the fiscal year ended June 30, 2001, there were no directors eligible at October 1, 2000 for the grant.

Non-employee directors of the Company have the ability to substitute non-statutory options for cash fees that reduced the cash cost to the Company associated with compensation of its non-employee directors. Under the plan, such options (unlike the annual grants) would not expire upon termination of a non-employee director's board service, but would continue in effect for a term of five years from the date of grant. The plan requires that each non-employee director must make a semi-annual irrevocable election prior to April 1 and October 1 (the "Option Election Dates") of each year to participate in this feature for the six month period following each Option Election Date. Options granted in lieu of cash fees are granted at the present value of the grant at date of grant under the Black-Scholes option pricing model for each $1.00 of cash director's fees which would otherwise be paid, and have an exercise price equal to the fair market value of the Company's Common Stock on the Option Election Date of each semi-annual period in question, exercisable in increments of 25% per year for a term of five years. During fiscal year 2001, under the stock-in-lieu of compensation provisions, the following options were granted:

o Mr. Hogg received options to purchase 20,000 shares with an exercise price of $1.03,
o Mr. Hogg received options to purchase 25,000 shares with an exercise price of $0.44,
o Mr. MacIntyre received options to purchase 20,000 shares with an exercise price of $1.03,
o Mr. MacIntyre received options to purchase 25,000 shares with an exercise price of $0.44,
o Mr. Sullivan received options to purchase 20,000 shares with an exercise price of $1.03,
o Mr. Sullivan received options to purchase 25,000 shares with an exercise price of $0.44,
o Mr. Carradine received options to purchase 11,667 shares with an exercise price of $0.88, and
o Mr. Carradine received options to purchase 19,231 shares with an exercise price of $0.44.

The plan also provides for immediate vesting of all unexercisable options granted under the 1995 Director Plan upon the occurrence of certain events resulting in a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee during the fiscal year ended June 30, 2001 (i) was an officer or employee of the Company or any of its subsidiaries,
(ii) was formerly an officer of the Company or (iii) had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes thereto set forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 30, 2001 by:
(i) each person known by the Company to own beneficially more than 5% of the presently outstanding Common Stock,
(ii) each director of the Company,
(iii)each of the Named Executive Officers and
(iv) the present directors and executive officers of the Company as a group:

                                                        COMMON STOCK         PERCENT OF OUTSTANDING
NAME                                               BENEFICIALLY OWNED(1)         COMMON STOCK(2)
----                                               ---------------------         ---------------
The Lake Fund (3)
Roemer Visscherplein
2106 AG Heemstede                                       2,354,000                  17.4%
The Netherlands
James L. Hopkins                                          500,000                   3.7%
Russell Hogg                                               58,750                   *
George W. Macintyre                                            --                   *
P. Michael Sullivan                                        25,848                   *
John M. Carradine                                          19,582                   *
Kenneth A. Carraher                                       262,244                   1.9%
Gary J. Klembara                                           50,000                   *
Chris Hughes                                               97,146                   *
David Wright                                               50,750                   *
Douglas Richard (4)                                       144,400                   1.1%
All directors and executive officers as a group         1,171,891                   8.7%
(11 people)

* Represents less than 1% of the outstanding Common Stock.

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.
(2) The percentages are based upon 13,530,077 shares outstanding as of October 22, 2001, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold options that are presently exercisable or exercisable within sixty days of June 30, 2000, are based upon the sum of 13,530,077 shares plus the number of shares subject to options that are presently exercisable or exercisable within sixty days of October 22, 2001, held by each of them respectively, as indicated in the following notes.
(3) Information with respect to the Lake Fund was obtained from a Schedule 13D filed with the SEC.
(4) Mr. Richard resigned as chief executive officer of Micrografx in August 2000. He is currently retained as a consultant.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions that are required to be disclosed.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(3) The following exhibit is filed as part of this report

10.1 Employment  Agreement  dated October 16, 2000 between the Company and James
     L. Hopkins.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2001.

                      MICROGRAFX, INC.

                      By:      /S/ JAMES L. HOPKINS
                               -----------------------------------
                               James L. Hopkins
                               Chief Executive Officer and President
                               (Principal Executive Officer)

                      By:      /S/ GREG DEWITT
                               ---------------------------
                               Greg DeWitt
                               Chief Financial Office and Treasurer
                               (Principal Financial Officer)

                      By:      /S/ SARAH C. SUTTON
                               ---------------------------
                               Sarah C. Sutton
                               Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


            SIGNATURE                                   TITLE                                   DATE

/s/ JAMES L. HOPKINS                    Chairman of the Board of Directors                  October 25,  2001
-----------------------------------
James L. Hopkins

/s/ RUSSELL HOGG                        Director                                            October 25,  2001
-----------------------------------
Russell Hogg

/s/ GEORGE W. MACINTYRE                 Director                                            October 25,  2001
-----------------------------------
George W. Macintyre

/s/ P. MICHAEL SULLIVAN                 Director                                            October 25,  2001
-----------------------------------
P. Michael Sullivan

/s/ JOHN M. CARRADINE                   Director                                            October 25,  2001
-----------------------------------
John M. Carradine

                                 EXHIBIT INDEX

10.1 Employment  Agreement  dated October 16, 2000 between the Company and James
     L. Hopkins.

EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT
                 (THIS AGREEMENT REQUIRES MANDATORY ARBITRATION)

This Employment Agreement is made by as of this _16th_ day of October, 2000, (this "Agreement") and is between MICROGRAFX, INC., a Texas corporation, having a principal place of business at 8144 Walnut Hill Ln, Suite 1050, Dallas, Texas 75231 hereinafter referred to as the "Employer," and Jim Hopkins, hereinafter referred to as the "Employee.

"NOW, THEREFORE, Employee agrees to be employed by Employer, and to be bound by the restrictive covenants contained herein, pursuant to the terms of this Agreement. In consideration of the mutual promises and benefits to be received by Employer and Employee, the receipt and sufficiency of which consideration is hereby acknowledged, the Employer and Employee hereby agree as follows:

ARTICLE I
                                   EMPLOYMENT

A. TERM. Subject to the provisions hereof, Employer agrees to employ Employee and Employee agrees to remain in the employment ------------- of Employer for a period of at least one (1) year from and after the date hereof. Term to be automatically renewed annually on the anniversary date for an additional term of one (1) year.

B. PLACE OF EMPLOYMENT. Employer and Employee agree that Employee will perform all duties necessary to fulfill his obligations pursuant to this Agreement from a location in and around Dallas, Texas. Employer will not require Employee to relocate either his residence or business address outside such area as a condition of continued employment or to receive compensation for Employee's services, as contemplated by this Agreement.

C. DUTIES. Employee shall serve as the President and Chief Executive Officer of the Employer or in such other senior executive position(s) Employer and Employee may subsequently mutually determine.

D. RESTRICTION ON USE OF RIGHTS OR INFORMATION OF OTHERS. Employee understands that he is not expected or permitted to use any trade secrets or confidential information belonging to any former employer or other person or company and not now owned by Employer, and agrees that he will not use such information in performing work for Employer. Employee also confirms that his work for Employer will not violate any agreements that Employee has with any former employer or other person or company.

E.   COMPENSATION.
1. Employee will be paid annual base compensation of not less than Two Hundred Ten Thousand Dollars ($210,000) per year for each year of employment, to be reviewed consistent with Employer's practices and in any event not less than annually, and prorated over partial years.

2. Employee will receive a Hiring Bonus in the amount of $340,000, 100% of which is to be paid in cash, less customary employment taxes, on January 15th, 2001 and earned ratably over a four-year period beginning on that date.

3. Employee agrees to enter into a Stock Purchase Agreement with Employer on January 15th, 2001 in which Employee agrees to purchase directly from Employer 500,000 shares of Micrografx, Inc. restricted common stock at the public market closing price on that date. The stock shall become unrestricted according to the following schedule:

i. 100,000 shares will become unrestricted and available for sale if Employee is employed by employer on January 15th, 2001
ii. an additional 100,000 shares will become unrestricted and available for sale if Employee is employed by Employer on January 15th, 2002
iii. an additional 100,000 shares will become unrestricted and available for sale if Employee is employed by Employer on January 15th, 2003
iv. an additional 100,000 shares will become unrestricted and available for sale if Employee is employed by Employer on January 15th, 2004
v. the final 100,000 shares will become unrestricted and available for sale if Employee is employed by Employer on January 15th, 2005
vi. In the event of a Change of Control as defined in this agreement, all 500,000 shares will become unrestricted one day prior to the date of the Change of Control.
vii. Should Employee voluntarily leave Employer prior to January 15th, 2005, Employer may, at its option, cancel any shares remaining restricted.

1. Should the Company be financially unable to pay the Hiring Bonus on the due date, the Company will issue the shares of common stock on that date to Employee as an advance against the Hiring Bonus until such time as the Hiring Bonus amount is paid in full.

2. Employee will be eligible to earn a Performance Bonus in the amount of 4% of Employer's annual pre-tax, pre-bonus income up to a maximum of $240,000 per year. The first $340,000 earned from the Performance Bonus will be used to reimburse Employer for the Hiring Bonus. Once the Hiring Bonus has been repaid from Performance Bonus earnings, all future Performance Bonus amounts will be paid in cash, less customary payroll taxes, within 30 days after the end of Employer's fiscal year.

3. Employer will grant Employee 500,000 Stock Appreciation Rights, Stock Options or other derivative acceptable to Employee under mutually-agreed to terms and conditions. The grant shall occur on or before January 15, 2001. The Securities granted shall have performance or time-based criteria for vesting.

4. Employee is entitled to receive realtor fees, closing costs and direct moving costs associated with the relocation from his current residence to the Dallas area. Repayment of those fees are contingent upon Employee's continued employment with Employer, and are to be ratably earned over twelve months beginning in January, 2001.

i. In the event of a Termination Without Cause, or a Change of Control as defined herein, 100% of such fees and costs are earned on either the (1) Date of Termination or (2) Date of the Change of Control, whichever is applicable.
ii. In the event Employee voluntarily terminates his employment with Employer, Employee would be obligated to repay paid but unearned portion of any such fees.

A. EMPLOYMENT BENEFITS. Employee will be covered by and eligible for all benefits of employment generally available to other employees of Employer, as specified in Employer's personnel policies, manuals and handbooks, provided that vacation benefits will be consistent with Employer's practices for employees, but in no event less than four weeks per year, either as vacation or as part of a flexible time off policy.

B. INDEMNIFICATION OF EMPLOYEE: The Company shall indemnify Employee in his capacity as an employee and/or Director of any foreign or domestic corporation, trust, partnership, joint venture, sole proprietorship, employee benefit plan, other enterprise, or duties, against any and all liability and expenses that may be incurred by Employee in connection with any action, suit, investigation, or proceeding arising out of or relation to the performance by Employee of the Companies business.



                                   ARTICLE II
                      NONDISCLOSURE AND PROPRIETARY RIGHTS

         A. NONDISCLOSURE. Employee understands that he will have access to and will become familiar with various proprietary data and confidential information of Employer, which may include, but not be limited to, computer software and hardware, development and analytical tools, algorithms, flow charts, designs, formulas, patterns, specifications, devices, inventions, processes, know-how and compilations of information, financial information, records and customer lists and requirements, which are owned by Employer or which Employer may have in its possession, and some of which may be trade secrets of Employer (collectively the "Proprietary Information"). Employee agrees not to disclose any of the Proprietary Information, directly or indirectly, nor use the Proprietary Information in any way, either during the term of his employment, or any time thereafter, except as may be required in the course of his employment with Employer or except for (i) information which is or becomes generally available to the public other than as a result of a disclosure by Employee, (ii) information which Employee reasonably can demonstrate was known to Employee on a non-confidential basis prior to its disclosure Employer; or (iii) information which becomes available to Employee on a non-confidential basis from a source other than Employer, provided that such source is not subject to any prohibition against transmitting such information.

         B. PROPRIETARY RIGHTS. Employee agrees that he will promptly from time to time fully inform and disclose to Employer all inventions, designs, improvements, software, know-how, developments, processes, works and discoveries created within the reasonable scope of his employment by Employer, which he now has or may later have during the term of this Agreement that relate to the actual or anticipated business of Employer or to any experimental work carried on by Employer, whether conceived by Employee alone or with others and whether or not conceived during regular working hours (collectively the "Intellectual Property"). All such Intellectual Property will be the exclusive property of Employer. Any works developed by Employee will be considered a "work made for hire" under applicable copyright law, and Employer will have all ownership rights in such works. Employee confirms and agrees that all Proprietary Information and Intellectual Property heretofore conceived or developed, in whole or in part, by him while employed, will be considered a "work made for hire" under applicable copyright laws and Employer, will have all ownership rights in such works. If any of such works, whether heretofore conceived and/or developed or hereafter conceived and/or developed, are not considered a work made for hire, then Employee agrees to assign to Employer, for no additional consideration other than the amounts paid to him as an employee, all ownership rights in such works. Employee agrees to assist Employer in obtaining patents on all such Intellectual Property that Employer wishes to patent, and copyright registrations on all Intellectual Property Employer seeks to copyright, and will execute all documents and do all things necessary to obtain letters patent or copyright registration for Employer, and protect such rights against infringement by others.

         All files, records, documents, drawings, materials software, equipment and similar items relating to the business of Employer, whether prepared by Employee or otherwise coming into his possession, will remain the exclusive property of Employer and will not be removed from the premises of Employer except in the course of performance of Employee's duties for Employer.

         C. LICENSING INTELLECTUAL PROPERTY AND PAYMENT OF ROYALTIES. Employee agrees that Employer may license others to use any of the Intellectual Property conceived or developed by Employee, and that his normal wages received are sufficient consideration for the use and ownership of same by Employer. All questions as to whether, when, how, and to whom licenses will be granted will be determined by the sole discretion of Employer. Employee agrees that he is not entitled to any compensation or consideration for such creation or license of Intellectual Property other than what is provided in this Agreement.

                                   ARTICLE III
                              RESTRICTIVE COVENANT

         Because Employee has had access to Proprietary Information and Intellectual Property and will receive specialized training from Employer, Employee acknowledges that such information and training would provide an unfair advantage if used to compete with Employer. In order to avoid this, Employee agrees that upon termination of his employment by employer for cause, Employee will not directly or indirectly, either as an individual or as a partner or joint venturer, or as an employee or agent for any person, or as an officer, director, or shareholder (not including holdings of less than 5% of publicly traded companies) or otherwise, for a period of two (2) years after the date of termination of his employment within any actual marketing area of Employer or any of its subsidiaries or affiliates at the time of termination of Employee's employment or any anticipated marketing areas that Employee is personally aware of due to his duties and responsibilities at such time, enter into or engage generally in competition with Employer in the development or marketing of personal computer software relating to graphical business applications or development software that competes with Employer's then current products, sold or developed in the business units in which employee was employed at any time hereunder. "Actual marketing area" is understood to mean where the Employer has a physical presence consisting of a sales representative, office, authorized dealer, distributor, or authorized training center, or where its products are being advertised at the time of Employee's termination. Employee also agrees not to, directly or indirectly, encourage (a) any supplier, distributor or customer to terminate its relationship with Employer and (b) any other employee of Employer to terminate his/her employment with Employer. Employee agrees that his education, experience and abilities are such that he can obtain employment in a noncompeting business, and that enforcement of this provision will not prevent Employee from making a living.

                                   ARTICLE IV
                        CERTAIN EMPLOYMENT CONSIDERATIONS

A. TERMINATION BY EMPLOYEE FOR CAUSE. If Employer should breach or fail to perform, in any material way, any agreement or covenant of Employer as required by this Agreement, and if such breach, nonperformance or non-observance continues for a period of ten (10) business days after notice thereof by Employee to Employer, Employee may thereafter terminate this Agreement upon three (3) days' written notice to Employer, at the address provided herein or any subsequent address provided, however, the covenants contained in Articles II and III will survive such termination. If Employee terminates the Agreement pursuant to this paragraph, Employee will be entitled to the severance set forth in paragraph C. below.

B. TERMINATION BY EMPLOYEE WITHOUT CAUSE. In the event Employee terminates this Agreement without cause at any time during the term of this Agreement, Employee will forfeit and lose all rights to the Options and any and all rights or benefits incident to his employment, except as provided in Employer's Option Plan; provided, however, with respect to all Options or similar rights granted, Employee shall retain and be entitled to exercise such portion of the Options or similar rights which are then vested as of the date of such termination, for a period of exercise extended to the later of 90 days from termination or the end of the original term hereof.


         C. TERMINATION BY EMPLOYER WITHOUT CAUSE. In the event Employer terminates the employment of Employee without cause, Employee will be entitled to receive severance benefits in the amount equal to six (6) months Employee's then current base salary, plus bonus, plus immediate vesting (with the period of exercise extended to the later of 90 days from termination or the end of the original term hereof) of all options or similar rights granted (referred to herein as "the Accelerated Option Rights"), plus all accrued and unused vacation pay as Employee's sole and complete compensation arising from such termination. Employer may also terminate this Agreement at any time after the third anniversary of the date of this Agreement with or without cause, with no liability of Employer to Employee. The covenants contained in Articles II and III will survive any termination for any reason. Payment of the consideration by Employer to Employee set forth in this paragraph will be the sole and complete consideration to which Employee is entitled in the event of termination without cause.

         D. TERMINATION FOLLOWING A CORPORATE TRANSACTION OR CHANGE OF CONTROL. In the event Employee's employment is terminated without cause resulting from or following a Corporate Transaction or Change of Control as those terms are defined herein, Employee will be entitled to receive severance benefits in the amount equal to one (1) year Employee's then current base salary plus bonus plus immediate vesting (with the period of exercise extended to the later of 90 days from termination or the end of the original term hereof) of all options or similar rights granted (referred to herein as "the Accelerated Option Rights") plus forgiveness for all unearned relocation costs and living expenses plus all accrued and unpaid vacation pay as Employee's sole and complete compensation arising from such termination, in exchange for a release of all claims against Employer, its successors and affiliates, and the employees, owners, shareholders, directors, agents and legal representatives of each.

"Change of Control" for purposes of this Agreement shall be deemed to occur: (i) on the first date that a person or related group of persons, other than Employer or a person that directly or indirectly controls, is controlled by or is under common control with the Employer, acquire ownership of twenty-five percent (25%) or more of Employer's outstanding voting stock pursuant to a tender or exchange offer which the Board does not recommend that the shareholders of Employer accept; or (ii) on the fires date within any period of twenty-four (24) consecutive months or less on which there is effected a change in the composition of the Board such that a majority of the Board members (rounded up to the next whole number) ceases to be comprised of individuals who either (a) have been members of the Board continuously since the beginning of such period or (b) have been elected or nominated from election as Board members during such period by at least a majority of the Board members described in clause (a) who were still in office a the time such election on nomination was approved bye the Board.

"Corporate Transaction" for purposes of this Agreement shall be deemed to occur in the event there is; (i) a merger or consolidation of the company in which the Employer is not the surviving entity, except for a transaction the principal purpose of which is to change the State of the Employer's incorporation; (ii) the sale, transfer for other disposition of all or substantially all of the assets of Employer; or (iii) any reverse merger in which the Employer is the surviving entity but in which securities possessing more that fifty percent (50%) of the combined voting power of the Employer's outstanding securities are transferred to holders different from those who held such securities immediately prior to such merger.

         E. TERMINATION BY EMPLOYER FOR CAUSE. Employer may terminate this Agreement at any time within the date three (3) years from the effective date hereof, upon the occurrence of "cause", as hereinafter defined, without further liability of Employer to Employee. For purposes of this Agreement, a termination of the Employee's employment for "cause" by Employer will be defined to mean:

                  (i) Employee will have committed fraud or dishonesty in connection with his or her duties or in the course of his or her employment with Employer, or other intentional act of fraud or dishonesty which affects Employee's performance of his or her duties;
                 (ii) Employee will have committed intentional damage to property of Employer;
                 (iii) Employee will have committed an intentional wrongful disclosure of Intellectual Property, or disclosed Proprietary Information of Employer or engaged in intentional wrongful competitive activity with Employer;
                  (iv) Any misapplication by Employee of Employer's funds, or any other act of dishonesty injurious to Employer committed by Employee;
                  (v) Employee's conviction of a crime involving moral turpitude;
                  (vi) Employee's breach, non-performance or non-observance of this Agreement following 10 days written notice and failure to take corrective action after having been given the opportunity to do so;
                  (vii) Any other action by Employee involving willful and deliberate malfeasance or gross negligence in the performance of Employee's duties, provided, however, that in no event will the death, disability or mental incapacity of Employee be deemed a cause for termination for purposes of this Article IV, in which such event Employee will be entitled to the Accelerated Option Rights, and the exercise of all other Options will be governed pursuant to Employer's stock option plans under which the Options are granted.

In reaching any determination of cause hereunder, Employer may act only through its Board of Directors which will be required to act reasonably and consistent with past Employer practices and applicable law. Upon reaching a decision that "cause" exists for the termination of this Agreement, the Board of Directors may terminate the employment relationship only by giving written notice of such termination and the basis within the definition above for such determination, and the termination will take effect immediately.

                                    ARTICLE V
                               GENERAL PROVISIONS

A. LAW GOVERNING AGREEMENT; SUBMISSION TO JURISDICTION; AGENT FOR SERVICE. THIS AGREEMENT WILL BE GOVERNED BY AND CONSTRUED ACCORDING TO THE LAWS OF THE STATE OF TEXAS.
B. ATTORNEYS' FEES AND COSTS. If any legal action is necessary to enforce or interpret the terms of this Agreement, the prevailing party will be entitled to reasonable attorneys' fees, costs, and necessary disbursements in addition to any other relief that a court may grant.

C. INJUNCTIVE RELIEF. Employee agrees that the remedy at law for any breach of this Agreement will be inadequate and that, in addition to any other remedies it may have, Employer will be entitled to temporary and permanent injunctive relief to prevent the breach of this Agreement, without the necessity of proving actual damages.

D. SURVIVABILITY. Neither the existence of any claim or cause of action of Employee against Employer, whether based on this Agreement or otherwise, nor the termination of Employee's employment for any reason, will constitute a defense to the enforcement by Employer of the covenants herein.

E. SEVERABILITY. If any court rules that any part of this Agreement is unenforceable, such ruling will not affect the enforceability of the rest of the Agreement. In addition, any term of this Agreement regarding duration, geographic scope, type of work, or other restriction will be deemed amended and modified to the extent necessary to make such term valid and enforceable within that jurisdiction.

F. ARBITRATION. Any dispute, controversy or claim arising out of or related to this Agreement, or the creation, validity, interpretation, breach or termination of this Agreement, which is not mutually resolved by Employer and Employee, will, on the written demand of either party to the other party, be determined and settled by mandatory and binding arbitration in Portland, Oregon, in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Any award rendered will be final and conclusive upon the parties and any judgment thereon may be enforced in any court having jurisdiction. Other than those matters involving injunctive relief as a remedy, or any action necessary to enforce the award of the arbitrators, the provisions of this paragraph are a complete defense to any suit, action or other proceeding instituted in any court or before any administrative tribunal with respect to any dispute, controversy or claim arising out of or related to this Agreement, or the creation, validity, interpretation, breach or termination of this Agreement. Notwithstanding anything herein to the contrary, this paragraph (F) will survive the expiration or termination of this Agreement for any reason.

Executed at Dallas, Texas effective as of the day and year first above written.

                      EMPLOYER:
                      MICROGRAFX, INC.


                      By: /S/ RUSSELL E. HOGG
                          ------------------------------
                      Print Name: RUSSELL E. HOGG
                                  ----------------------
                      Title: BOARD MEMBER
                             ---------------------------



                      EMPLOYEE:  JIM HOPKINS

                      /S/ JIM HOPKINS
                      ----------------------------------